Form 10QSB
period 2006-03-31
DEL MAR INCOME PARTNERS LTD
filed 2006-05-22
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2006

                         Commission File No. 333-118092



                          DEL MAR INCOME PARTNERS, LTD.
                          -----------------------------
        (Exact name of registrant as specified in governing instruments)

                                    MARYLAND
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   20 047 8900
                                   -----------
                      (I.R.S. Employer Identification No.)


                         222 Milwaukee Street, Suite 304
                             Denver, Colorado 80206
                                  303-329-3479
                             ----------------------
               (Address, including zip code, and telephone number
                         of principal executive offices)


Check whether the issuer (1) filed all report required to be filed within
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                                  [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 201,662 shares of our common stock outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (check one):       [ ] Yes  [X] No

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Balance Sheets - March 31, 2006 (unaudited) and December 31, 2005             1

Statement of Operations -  for the three months ended March 31, 2006
  and 2005 (unaudited)                                                        2

Statements of Cash Flows - for the three months ended March 31, 2006
  and 2005 (unaudited)                                                        3

Notes to Financial Statements (unaudited) - March 31, 2006                    4

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   6

Item 3.  Controls and Procedures                                              8

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Unregistered Sales of Securities and Use of Proceeds                 9

Item 6.  Exhibits                                                             9

SIGNATURES                                                                   10

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS
                                     ASSETS
                                                             March 31,   December 31,
                                                               2006          2005
                                                            (Unaudited)  (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $ 210,291    $ 252,058
   Accrued interest receivable                                   1,928        4,180
   Prepaid management fees                                       7,657        4,192
   Notes receivable, current                                   270,194       18,000
                                                             ---------    ---------
         Total current assets                                  490,070      278,430


Notes receivable, net of allowance                                  --      416,211
REO property                                                   178,209           --
Deferred offering costs                                        145,820      117,520
                                                             ---------    ---------


          Total assets                                       $ 814,099    $ 812,161
                                                             =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                          $  38,388    $  40,787
   Accounts payable, related parties                               816        2,145
   Deferred income                                               8,078        4,782
                                                             ---------    ---------


          Total liabilities (all current)                       47,282       47,714

Commitments and contingencies (Notes 3, 5, 6, 7, 8 and 9)

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202          202
   Additional paid-in capital                                  837,842      837,842
   Accumulated deficit                                         (71,227)     (73,597)
                                                             ---------    ---------

          Total shareholders' equity                           766,817      764,447
                                                             ---------    ---------


          Total liabilities and shareholders' equity         $ 814,099    $ 812,161
                                                             =========    =========

                        See notes to financial statements

                          DEL MAR INCOME PARTNERS, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three    For the three
                                                months ended      months ended
                                                  March 31          March 31
                                                    2006              2005
                                                -------------    ------------
Income:
   Interest income                              $      10,011    $      7,319
   Origination fee                                      4,704              --
   Other income                                         2,165              --
                                                -------------    ------------

                                                       16,880           7,319
                                                -------------    ------------

Expenses:
   Legal and accounting                                 5,000           6,500
   Professional fees                                    2,190              --
   Management fees                                      6,964             826
   Others                                                 356              20
                                                -------------    ------------

                                                       14,510           7,346
                                                -------------    ------------


Net (loss) profit                               $       2,370    $        (27)
                                                =============    ============

Basic and diluted net loss per share                      Nil             Nil
                                                =============    ============

Weighted average shares of common
   common stock outstanding                           201,662         201,662
                                                =============    ============




                       See notes to financial statements.


                          DEL MAR INCOME PARTNERS, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                             For the three    For the three
                                                              months ended     months ended
                                                               March 31,        March 31,
                                                                  2006             2005
                                                             -------------    -------------
Cash flows from operating activities:
   Net (loss) profit                                         $       2,370    $        (27)

   Adjustments to reconcile net loss to cash
     used in operating activities:
        Stock issued for services                                       --              --
        (Increase) decrease in accrued interest receivable           2,252             (67)
        (Increase) in deferred offering costs                      (28,300)        (12,748)
         Increase in deferred income                                 3,296              --
        (Increase) in prepaids                                      (3,465)             --
        (Decrease) in accounts payable                              (3,728)        (26,780)
                                                             -------------    ------------


Cash (used in) operating activities                                (27,575)        (39,622)
                                                             -------------    ------------

Cash flow from investing activities:
    Investment in notes receivable                                 (14,192)        (28,500)
                                                             -------------    ------------

Cash (used in) investing activities                                (14,192)        (28,500)
                                                             -------------    ------------

Cash flows from financing activities:
   Proceeds from the sale of common stock                               --              --
                                                             -------------    ------------

Cash provided by financing activities                                   --              --
                                                             -------------    ------------

Increase (decrease) in cash and cash equivalents                   (41,767)        (68,122)
Cash at beginning of period                                        252,058         501,725
                                                             -------------    ------------

Cash at end of period                                        $     210,291    $    433,603
                                                             =============    ============

Interest paid                                                $          --    $         --
                                                             =============    ============

Income taxes paid                                            $          --    $         --
                                                             =============    ============


                        See notes to financial statements

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

1.   Unaudited Statements

The Balance Sheet as of March 31, 2006, the Statements of Operations for the three month periods ended March 31, 2006 and 2005, and the Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2006, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company's registration statement on Form S-11, filed with the Securities and Exchange Commission.

2.   Deferred Offering Costs

As of March 31, 2006, the Company had incurred $145,820 related to a public offering of its securities. At March 31, 2006, the Company has carried the $145,820 as deferred offering costs in its financial statements. If the offering is successful, these costs will be charged against the proceeds.

3.   Notes Receivable

As of March 31, 2006, the Company had notes receivable totaling $270,194. A summary of mortgage loans outstanding is as follows:

                                                                                        Principal   Interest   Interest
                                                                                        Amount of   Income     Income
                                 Final                                       Carrying   Loan        Included   Excluded
                                Maturity     Periodic             Face       Amount of  Subject     in Net     from Net
                     Interest     Date       Payment     Prior    Amount of  Mortgage   to          Income     Income
Description          Rate                     Terms      Liens    Mortgage              Delinquent  for Three  for Three
                                                                                        Principal   Months     Months
                                                                                        or          3/31/06    3/31/06
                                                                                        Interest
-------------------------------------------------------------------------------------------------------------------------
Note secured by a
commercial loan 1st  Prime                   Monthly
deed of trust (See   plus                    interest
Note 5)              8.875%     08/01/06     payments     None    135,000    135,500      135,500       --      8,236

Note secured by a    Prime                   Monthly
commercial loan 1st  plus                    interest
deed of trust        8.875%     09/01/06     payments     None    135,000    134,694       None        7,857         0

                               (a) Total                           $270,000   $270,194  $ 135,500    $ 7,857   $ 8,236


In addition to the $7,857 interest income received on notes receivable, the Company also received $2,154 interest income from its interest bearing bank accounts, totaling $10,011 interest income for the three months ended March 31, 2006.

Management began foreclosure proceedings on the four St. Joseph, Missouri loans as soon as the properties were removed from the bankruptcy, and received deeds in lieu for the four properties. The Company received title to the four properties during the three months ended March 31, 2006, and reported as REO properties as of March 31, 2006. Appraisals performed in April 2005 of the collateralized properties, reflect values totaling $270,000 (three of the appraisals reflect the after refurbished values and one appraisal reflects the as is value).

The Company's note receivable balance of $135,500 is currently in default. Management believes that this loan is not impaired due to the collateral received, and therefore, no impairment has been recognized.

The Company's note receivable balance of $134,694 is current and management believes that the collateral is sufficient for the balances receivable.

4.   Origination Fee Income

The origination fees are being amortized over the life of the loans. As of March 31, 2006, the Company had deferred income totaling $8,078 and recognized $4,704 in origination fee income during the three months ended March 31, 2006. Also at March 31, 2006, the Company had prepaid management fees of $7,657 related to the origination fees.

5.  Litigation

During the three months ended March 31, 2006, the Company was named as a defendant in a lawsuit relating to its note receivable in the current amount of $135,500. Management believes that this lawsuit will not result in any impairment of our collateral or our mortgage position in the property. The title insurance company is defending the lawsuit. As management does not believe that there is any financial exposure to its principal balance due, no liability has been recorded related to this matter.

6.   Subsequent Event

Subsequent to March 31, 2006, the Company made a loan for $110,000, which is secured by commercial real estate and assignment of a life insurance policy. The promissory note for this loan provides for interest equal to Wall Street Journal prime interest rate plus 6.125 %, but not less than 13.875%. Payments of principal and interest are due monthly until maturity on May 1, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made six sets of mortgage loans through March 31, 2006. Our first set of loans was made in May 2004. Each of these loans is secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans are set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). Interest is accrued on these loans as earned. As the loans are past due 59 days or more, the interest income has been reversed. The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers. We are attempting to sell the properties. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000, which is greater than the $221,112 principal amount of the loan. However, there is no assurance that the properties can be resold for the appraised value and any sale will involve commissions and other expenses of sale. We set up an allowance of $50,900 on our balance sheet at December 31, 2005 to cover anticipated holding and selling costs. The allowance consists of the following estimated amounts: $4,000 for insurance costs; $2,000 for property taxes; $24,900 for closing costs of sale, including brokerage commissions and title work; $6,000 for legal fees; $6,000 for maintenance; and $8,000 for holding and miscellaneous costs.

In December 2004, we made two other loans. One loan for $62,000 was secured by a first mortgage on a single-family residence located in Carrier, Mississippi. The other loan was for $35,000 and was secured by a first mortgage on a single-family residence located in Milwaukee, Wisconsin. The promissory notes for both loans provided for interest equal to the prime rate as published in The Wall Street Journal plus 9.875%, but not less than 14.875%. Payments of interest only were due monthly on the Wisconsin loan and payments of interest and $500 of principal were due monthly on the Mississippi loan. Both notes provided for maturity in December 2005. Installment payments due on both loans were made as required in January, February and March 2005. However, no monthly payments were received on the Mississippi loan after March 2005 due to problems between the co-borrowers. As a result of Hurricane Katrina, the Mississippi property suffered some damage. The damage to the property was not extensive, the borrowers sold the property, and they paid the loan in full in November 2005. The Wisconsin loan was paid in full in July 2005.

In May 2005, we made a loan for $70,000, which was secured by a first mortgage on a single-family residence located in McCord Ville, Indiana. The promissory note for this loan provided for interest equal to the prime rate as published in The Wall Street Journal plus 7.875%, but not less than 13.875%. Payments of interest and $1,000 of principal were due monthly until the maturity on November 1, 2005. This loan was paid in full in October 2005.

We made two loans in August 2005. Each of the two loans is in the principal amount of $135,000, and provides for interest at prime plus 8.875%, but not less than 14%. The loan that is secured by property in Elkhart, Indiana provides for monthly payments of interest and $1,500 of principal and is due August 1, 2006. This loan is currently in default and the property is the subject of litigation. We plan to commence foreclosure proceedings. The loan that is secured by property in Asheboro, North Carolina provides for monthly payments of interest only with a balloon payment of all principal and accrued interest due on September 1, 2006. This loan is current.

Our Manager, Port Funding, will conduct our day-to-day operations pursuant to a management agreement. Port Funding will be responsible for expenses of operations, including rent and salaries. We will be responsible for expenses related to operation as a separate publicly-held corporation, including the legal and accounting expense incurred in connection with the filing of periodic reports with the SEC pursuant to the Exchange Act and expenses associated with qualifying and maintaining REIT status and stockholder matters, including transfer agent fees and expenses.

Comparison of the Three Months Periods Ended March 31, 2006 and March 31, 2005.

Income for the three months ended March 31, 2006 totaled $16,880, a $9,561 or 130% percent increase over the comparable period in 2005. Income primarily consisted of interest income for both periods. Expenses for the three months ended March 31, 2006 totaled $14,510, a $7,164 or 97% increase over the comparable period in 2005. Management fees of $6,964 were the largest component for the three months ended March 31, 2006. Management fees for the three months ended March 31, 2005 were $826. We had a net profit of $2,370 for the three months ended March 31, 2006 as compared to a net loss of $27 for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had current assets of $490,070 and current liabilities of $47,282, resulting in working capital of $442,788.

We have no long-term debt. Because our Manager, Port Funding, will be responsible for our operating expenses, including expenses relating to servicing our mortgage loans, we believe that our current working capital will be sufficient to satisfy our other cash requirements for the next 12 months. Port Funding will receive compensation solely from amounts received from our borrowers. We have a management agreement with Port Funding that provides that origination fees up to 8% of the loan balance and 50% of the excess will be paid to Port Funding. We will also pay Port Funding a fee of 50% of the interest received on our loans in excess of the prime rate (as adjusted from time to time) plus 500 basis points. Port Funding will also receive 50% of all default interest, penalties, net foreclosure proceeds and equity participations. Any amounts that Port Funding receives from our borrowers decreases the amount that we will receive from our borrowers.

In August 2004, we completed a private placement of our common stock at $6.25 per share. The price per share was determined arbitrarily by our Board and does not necessarily have any relationship to our book value, operating results or any recognized standard of value. We did not obtain a contemporaneous valuation by an unrelated valuation specialist in connection with our private placement at $6.25 per share. We plan to obtain additional funding, from time to time, through additional offerings, which may consist of common stock, investment notes, and other securities. We have a registration statement effective for an initial public offering of a minimum of 207,200 shares of our common stock, and a maximum of 740,000 shares of our common stock. There can be no assurance that the offering will be successful. We have no commitment for other funding from any source, and such funding may not be readily available, or if available, the terms may not be favorable to us. We also may arrange for a line of credit or short-term borrowings from banks or other lenders, although we have no current plans to seek such financing.

Critical Accounting Policies

Notes Receivable

We account for notes receivable at origination as held in our portfolio and carry the notes at the lower of aggregate cost or market value. Due to our high risk lending activities, interest is accrued monthly on notes receivable as earned. Interest is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower. We will maintain a valuation account for certain loans that are in default, have significant collateral deficiencies or have other attributes that reduce their collectibility potential. The valuation account is netted against notes receivable.

Revenue Recognition

Loan origination fees and other lender fees received by us are deferred and recognized as income over the life of the loan. Interest is accrued monthly on notes receivable as earned. Interest is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents. Book value of these financial instruments is representative of their fair value.

Income Taxes

We record deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risks, consist primarily of cash and cash equivalents and notes receivable.


Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At December 31, 2005, we had four mortgage loans receivable from two related individuals totaling approximately $221,111. As of December 31, 2005, the $221,111 was in default. During the year ended December 31, 2005, we set up an allowance for bad debt of $50,900 due to factors that reduced the collectability potential. The individual's loans as a percentage of value were approximately 100% at the time of sale. Subsequent to December 31, 2005, we received title to the collateralized properties. The weighted average interest rate on mortgagee notes receivable is approximately 10.5% per annum.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2005 and 2004, we had approximately $150,000 and $398,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Market Risks

We are involved in the real estate mortgage market. Changes in interest rates or other market conditions within the real estate mortgage market may have a significant effect on the volume and profitability of our business.

Management Fees

We have entered into an agreement with Port Funding to manage our day-to-day operations, including originating loans through our account and providing personnel and office space in exchange for a management fee. Management fees related to origination fees are paid as collected, and deferred and expensed over the life of the loans according to SFAS 91, "Accounting for Nonrefundable Fees and Costs Negotiated with Originating or Acquiring Loans and Indirect Costs of Leases." Management fees related to interest are expensed as the interest income is recognized.

Item 3.  Controls and Procedures

     (b)  Evaluation of disclosure controls and procedures.

     (c) Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

     (d)  Changes in Internal Controls.

          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  Other Information

Item 1. Legal Proceedings

On March 29, 2006, an action was commenced against a borrower of ours and us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate which serves as collateral for a mortgage loan made by us to our borrower who is the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. We were also named as a defendant because of our mortgage on the property. The plaintiff sought an injunction prohibiting the sale of the real estate during the pendency of the litigation. The injunction was granted effective upon the plaintiff filing with the court evidence of the giving of security in the form of a bond in the amount of $170,000. To date, the plaintiff has failed to post the bond. Trial has been set for December 7 and 8, 2006.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Our registration statement for our initial public offering of common stock was declared effective on March 23, 2006. The offering is in process and is subject to sale of a minimum of 207,200 shares at $7.25 per share for $1,502,200. As the minimum offering has not been completed, there is no report on proceeds.

Item 6. Exhibits

     (a) 31.1 Certification of the principal executive officer pursuant to Rule 13a - 14(a).
     (b) 31.2 Certification of the principal financial officer pursuant to Rule 13a - 14(a).
     (c)  32.1 Section 1350 Certification.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Del Mar Income Partners, Ltd.


Date:  May 18, 2006         By:  /s/ Stephen D. Replin
                                 ----------------------------------------------
                                  Name:  Stephen D. Replin
                                  Title:  President and Chief Executive Officer


Date:  May 18, 2006         By:  /s/ Wanda E. Wages
                                 ----------------------------------------------
                                  Name:  Wanda E. Wages
                                  Title:  Secretary and Treasurer