Form 10QSB
period 2006-06-30
DEL MAR INCOME PARTNERS LTD
filed 2006-08-14
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended: June 30, 2006


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


                                   20-0478900
                                   ----------
                      (I.R.S. Employer Identification No.)


                         222 Milwaukee Street, Suite 304
                             Denver, Colorado 80206
                                  303-329-3479
                                  ------------
               (Address, including zip code, and telephone number
                         of principal executive offices)


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

We had 201,662 shares of our common stock outstanding as of July 27, 2006.

Transitional Small Business Disclosure Format (check one):       [ ]Yes   [X] No

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005              1

Statement of Operations -  for the three months ended June 30, 2006
  and 2005 (unaudited)                                                        2

Statement of Operations -  for the six months ended June 30, 2006
  and 2005 (unaudited)                                                        3

Statements of Cash Flows - for the six months ended June 30, 2006
  and 2005 (unaudited)                                                        4

Notes to Financial Statements (unaudited) - June 30, 2006                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   7

Item 3.  Controls and Procedures                                              9

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 6.  Exhibits                                                            10

SIGNATURES                                                                   11

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                              June 30,   December 31,
                                                               2006         2005
                                                            (Unaudited)  (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $ 111,878    $  252,058
   Accrued interest receivable                                   3,131         4,180
   Prepaid management fees                                       6,338         4,192
   Notes receivable, current                                   377,699        18,000
                                                             ---------    ----------

         Total current assets                                  499,046       278,430

Notes receivable, non-current                                       --       416,211
REO property                                                   178,209            --
Deferred offering costs                                        159,910       117,520
                                                             ---------    ----------

          Total assets                                       $ 837,165    $  812,161
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $  36,541    $   40,787
   Accounts payable, related parties                            25,052         2,145
   Deferred income                                               6,338         4,782

                                                             ---------    ----------

          Total liabilities (all current)                       67,931        47,714

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  837,842       837,842
   Deficit accumulated during the development stage            (68,810)      (73,597)
                                                             ---------    ----------

          Total shareholders' equity                           769,234       764,447
                                                             ---------    ----------

          Total liabilities and shareholders' equity         $ 837,165    $  812,161
                                                             =========    ==========


                       See notes to financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three     For the three
                                                months ended       months ended
                                                  June 30,           June 30,
                                                   2006               2005
                                                -------------     -------------
Income:
   Interest income                              $       9,572     $       5,538
   Origination fee                                      7,741             2,539
   Other income                                           777                --
                                                -------------     -------------

                                                       18,090             8,077
                                                -------------     -------------
Expenses:
   Bad debt                                                --            50,647
   Legal and accounting                                 1,500             2,220
   REO expenses                                         5,667                --
   Management fees                                      8,172             2,673
   Other                                                  335             1,250
                                                -------------     -------------

                                                       15,674            56,790
                                                -------------     -------------


Net income (loss)                               $       2,416     $     (48,713)
                                                =============     =============


Basic and diluted net income (loss) per share   $        0.01     $       (0.24)
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============



                       See notes to financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the six      For the six
                                                months ended     months ended
                                                  June 30,         June 30,
                                                    2006             2005
                                                ------------     ------------
Income:
   Interest income                              $     19,584     $     12,857
   Origination fee                                    12,444            3,828
   Other income                                        2,943               --
                                                ------------     ------------

                                                      34,971           16,685
                                                ------------     ------------

Expenses:
   Bad debt                                               --           50,647
   Legal and accounting                                6,500            8,720
   Directors' fees                                        --               --
   REO expenses                                        5,667               --
   Professional fees                                   2,190               --
   Management fees                                    15,136            4,788
   Other                                                 691            1,270
                                                ------------     ------------

                                                      30,184           65,425


Net income (loss)                               $      4,787     $    (48,740)
                                                ============     ============


Basic and diluted net income (loss) per share   $       0.02     $      (0.24)
                                                ============     ============

Weighted average shares of common
   common stock outstanding                     $    201,662     $    201,662
                                                ============     ============


                       See notes to financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                    For the six    For the six
                                                    months ended   months ended
                                                      June 30,       June 30,
                                                        2006           2005
                                                    ------------   ------------
Cash flows from operating activities:
     Net income (loss)                              $      4,787   $    (48,740)

Adjustments to reconcile net income (loss)
  to cash used in operating activities:
      Bad debt                                                --         50,647
      Decrease in accrued interest receivable              1,049           (715)
     (Increase) in prepaid expenses                       (2,146)        (2,183)
     (Increase) in deferred offering costs               (42,390)       (20,096)
      Increase in accounts payable                        18,661        (13,266)
      Increase in deferred income                          1,556          2,390
                                                    ------------   ------------

Cash (used in) operating activities                      (18,483)       (31,963)
                                                    ------------   ------------

Cash flow from investing activities:
  Net (investment) repayments in notes receivable       (121,697)       (98,500)
                                                    ------------   ------------

Cash (used in) investing activities                     (121,697)       (98,500)
                                                    ------------   ------------

Cash flows from financing activities:
  Proceeds from the sale of common stock                      --             --
                                                    ------------   ------------

Cash provided by financing activities                         --             --
                                                    ------------   ------------

Net (decrease) in cash and cash equivalents             (140,180)      (130,463)
  Cash at beginning of period                            252,058        501,725
                                                    ------------   ------------

  Cash at end of period                             $    111,878   $    371,262
                                                    ============   ============

  Interest paid                                     $         --   $         --
                                                    ============   ============

  Income taxes paid                                 $         --   $         --
                                                    ============   ============


                  See notes to financial statements

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)


1.   Unaudited Statements

The Balance Sheet as of June 30, 2006, the Statements of Operations for the three and six month periods ended June 30, 2006 and 2005, and the Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2006, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company's registration statement on Form S-11, filed with the Securities and Exchange Commission.

2.   Deferred Offering Costs

As of June 30, 2006, the Company had incurred $159,910 related to a proposed public offering of its securities. At June 30, 2006, the company has carried the $159,910 as deferred offering costs in its financial statements. If the offering is successful, these costs will be charged against the proceeds.

3.   Notes Receivable

As of June 30, 2006, the Company had notes receivable totaling $377,699. A summary of mortgage loans outstanding is as follows:

                                                                                    Principal
                                                                                    Amount of  Interest   Interest
                                                                                    Loan       Income     Income
                                                                                    Subject    Included   Excluded
                                                                                    to         in Net     in Net
                                                                                    Delinquent Income     Income
                               Final       Periodic           Face       Carring    Principal  for Six    for Six
                     Interest  Maturity    Payment    Prior   Amount of  Amount of  or         Months     Months
Description          Rate      Date        Terms      Leins   Mortgage   Mortgage   Interest   6/30/06    6/30/05
-------------------  --------  --------    --------   ------  --------   --------   ---------  --------   --------
Note secured by a    Prime                 Monthly
commercial loan 1st  plus                  interest
deed of trust        8.875%    08/01/06    payments   None    135,000    135,500      135,500         0     11,433

Note secured by a    Prime                 Monthly
commercial loan 1st  plus                  interest
deed of trust        8.875%     9/1/06     payments   None    135,000    134,694         None    13,518          0

Note secured by a    Prime                 Monthly
commercial loan 1st  plus                  interest
deed of trust        6.125%   05/01/07     payments   None    110,000    107,505         None     2,770          0
        Total                                                $380,000   $377,699     $135,500   $16,288     11,433


In addition to the $16,288 interest income received on notes receivable, the Company also received $3,296 interest income from its interest bearing bank accounts, totaling $19,584 interest income for the six months ended June 30, 2006.

Management began foreclosure proceedings on the four St. Joseph, Missouri loans as soon as the properties were removed from the bankruptcy, and received deeds in lieu for the four properties. The Company received title to the four properties during the three months ended March 31, 2006, and reported as REO properties. Appraisals performed in April 2005 of the collateralized properties, reflect values totaling $270,000 (three of the appraisals reflect the after refurbished values and one appraisal reflects the as is value).

The Company's note receivable balance of $135,500 is currently in default. Management believes that this loan is not impaired due to the collateral received, and therefore, no impairment has been recognized. (See Note 5)

The Company's note receivable balances of $134,694 and 107,505 are current and management believes that the collateral is sufficient for the balances receivable.

4.   Origination Fee Income

During the six months ended June 30, 2006, the Company received $12,444 in origination fee income from three loans. The origination fee is being amortized over the life of the loan. As of June 30, 2006, the Company had deferred income totaling $6,338 and recognized $12,444 in origination fee income during the six months ended June 30, 2006. Also at June 30, 2006, the Company had prepaid management fees of $6,338 related to the origination fees.

5.   Litigation

During the six months ended June 30, 2006, the Company was named as a defendant in a lawsuit relating to its note receivable in the current amount of $135,500. Management believes that this lawsuit will not result in any impairment of our collateral or our mortgage position in the property. The title insurance company is defending the lawsuit. As management does not believe that there is any financial exposure to its principal balance due, no liability has been recorded related to this matter.

6.   Subsequent Event

Subsequent to June 30, 2006, the Company sold two of the four REO properties in St. Joseph, Missouri. The Company received net proceeds of approximately $63,900 on the sale of one of the properties and carried back a note receivable of $60,000 in connection with the sale of the other property.

Subsequent to June 30, 2006, the Company received a request from the borrower of the loan due September 1, 2006 to extend this maturity date. The Company is engaged in discussions with the borrower regarding the terms of a possible extension.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made seven sets of mortgage loans through June 30, 2006. Our first set of loans was made in May 2004. Each of these loans is secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans are set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). Interest is accrued on these loans as earned. As the loans are past due 59 days or more, the interest income has been reversed. The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers. We are attempting to sell the properties. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000, which is greater than the $221,112 principal amount of the loan. However, there is no assurance that the properties can be resold for the appraised value and any sale will involve commissions and other expenses of sale. We set up an allowance of $50,900 on our balance sheet at December 31, 2005 to cover anticipated holding and selling costs. The allowance consists of the following estimated amounts: $4,000 for insurance costs; $2,000 for property taxes; $24,900 for closing costs of sale, including brokerage commissions and title work; $6,000 for legal fees; $6,000 for maintenance; and $8,000 for holding and miscellaneous costs.

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

In April 2006, we made a loan for $110,000, which is secured by a first mortgage on a restaurant located in Leadville, Colorado. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.125%, but not less than 13.875%. Payments are $2,000 monthly and represent interest at the applicable rate, with the remaining applied towards principal until maturity on May 1, 2007. This loan is current.

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

Comparison of the Three Month Periods Ended June 30, 2006 and June 30, 2005.
----------------------------------------------------------------------------

Income for the three months ended June 30, 2006 totaled $18,090, a $10,013 or 124% percent increase over the comparable period in 2005. Income primarily consisted of interest income for both periods. Expenses for the three months ended June 30, 2006 totaled $15,674, a $41,116 or 72% decrease over the comparable period in 2005. Management fees of $8,172 were the largest component for the three months ended June 30, 2006. Management fees for the three months ended June 30, 2005 were $2,673. We had a net profit of $2,416 for the three months ended June 30, 2006 as compared to a net loss of $48,713 for the three months ended June 30, 2005.

Comparison of the Six Month Periods Ended June 30, 2006 and June 30, 2005.
--------------------------------------------------------------------------

Income for the six months ended June 30, 2006 totaled $34,971, a $18,286 or 110% percent increase over the comparable period in 2005. Income primarily consisted of interest income for both periods. Expenses for the six months ended June 30, 2006 totaled $30,184, a $35,241 or 54% decrease over the comparable period in 2005. Management fees of $15,136 were the largest component for the six months ended June 30, 2006. Management fees for the six months ended June 30, 2005 were $4,788. We had a net profit of $4,787 for the six months ended June 30, 2006 as compared to a net loss of $48,740 for the six months ended June 30, 2005.

Liquidity and Capital Resources
-------------------------------

At June 30, 2006, we had current assets of $499,046 and current liabilities of $67,931, resulting in working capital of $431,115.

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

Critical Accounting Policies
----------------------------

Notes Receivable
----------------

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

Revenue Recognition
-------------------

Loan origination fees and other lender fees received by us are deferred and recognized as income over the life of the loan. Interest is accrued monthly on notes receivable as earned. Interest is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

Fair Value of Financial Instruments
-----------------------------------

Our financial instruments include cash and cash equivalents. Book value of these financial instruments is representative of their fair value.

Income Taxes
------------

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

Concentration of Credit Risk
----------------------------

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

Market Risks
------------

We are involved in the real estate mortgage market. Changes in interest rates or other market conditions within the real estate mortgage market may have a significant effect on the volume and profitability of our business.

Management Fees
---------------

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

Item 3.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

(b) Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

(c)  Changes in Internal Controls.

     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  Other Information

Item 1. Legal Proceedings


In March 2006, a action was commenced against us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate which serves as collateral for a mortgage loan made by us to the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. We were also named as defendant because of our mortgage on the property. The plaintiff sought an injunction prohibiting the sale of the real estate during the pendancy of the litigation. The injunction was granted effective upon the plaintiff filing with the court evidence of the giving of security in the form of a bond in the amount $170,000. To date, the plaintiff has failed to post the bond. Trial has been set for December 7 and 8, 2006.

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


                          Del Mar Income Partners, Ltd.


Date:  August 14, 2006        By: /s/ Stephen D. Replin
                                  ---------------------------------------------
                                  Name:  Stephen D. Replin
                                  Title:  President and Chief Executive Officer


Date:  August 14, 2006        By: /s/ Wanda E. Wages
                                  ---------------------------------------------
                                  Name:  Wanda E. Wages
                                  Title:  Secretary and Treasurer