Form 10QSB
period 2006-09-30
DEL MAR INCOME PARTNERS LTD
filed 2006-11-14
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: September 30, 2006

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


Check whether the issuer (1) filed all report required to be filed within
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                                  [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 201,662 shares of our common stock outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (check one):     [ ] Yes   [X] No

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005         1

Statement of Operations -  for the three months ended September 30, 2006
  and 2005 (unaudited)                                                        2

Statement of Operations -  for the nine months ended September 30, 2006
  and 2005 (unaudited)                                                        3

Statements of Cash Flows - for the nine months ended September 30, 2006
  and 2005 (unaudited)                                                        4

Notes to Financial Statements (unaudited) - September 30, 2006                5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   7

Item 3.  Controls and Procedures                                             11

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   13

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                              Sept 30,   December 31,
                                                               2006         2005
                                                            (Unaudited) (See
Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $ 162,402    $  252,058
   Accrued interest receivable                                   2,421         4,180
   Prepaid management fees                                       2,409         4,192
   Notes receivable, current                                   148,662        18,000
                                                             ---------    ----------

         Total current assets                                  315,894       278,430

Notes receivable, non-current                                  296,269       416,211
REO property                                                    89,105            --
Deferred offering costs                                        163,889       117,520
                                                             ---------    ----------

          Total assets                                       $ 865,157    $  812,161
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $  24,352    $   40,787
   Accounts payable, related parties                            31,120         2,145
   Deferred income                                               8,470         4,782

                                                             ---------    ----------

          Total liabilities (all current)                       63,942        47,714

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  837,842       837,842
   Deficit accumulated during the development stage            (36,829)      (73,597)
                                                             ---------    ----------

          Total shareholders' equity                           801,215       764,447
                                                             ---------    ----------

          Total liabilities and shareholders' equity         $ 865,157    $  812,161
                                                             =========    ==========

    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three     For the three
                                                months ended       months ended
                                                  Sept 30,           Sept 30,
                                                   2006               2005
                                                -------------     -------------
Income:
   Interest income                              $      34,668      $         --
   Origination fee                                      8,233             9,316
   Other income                                         3,929             5,674
                                                -------------     -------------

                                                       46,830            14,990
                                                -------------     -------------
Expenses:
   Legal and accounting                                 1,500             3,117
   REO expenses                                         4,689             5,941
   Management fees                                        309             1,110
   REO expenses                                         7,211             4,619
   Other                                                  140               340
                                                -------------     -------------

                                                       13,849            15,127
                                                -------------     -------------

Net income (loss)                               $      32,981     $        (137)
                                                =============     =============

Basic and diluted net income (loss) per share   $        0.16     $       (0.00)
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============

Dividends declared per share                    $       0.005     $          --
                                                =============     =============


    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the nine      For the nine
                                                months ended     months ended
                                                  Sept 30,         Sept 30,
                                                    2006             2005
                                                ------------     ------------
Income:
   Gain on Sale                                 $     34,668     $         --
   Inspection fee                                        500               --
   Interest income                                    29,060           22,173
   Origination fee                                    16,373            9,502
                                                ------------     ------------

                                                      80,601           31,675
                                                ------------     ------------
Expenses:
   Bad debt                                               --           50,647
   Legal and accounting                                6,800           11,837
   REO expenses                                       12,878            4,619
   Professional fees                                   2,499            2,360
   Management fees                                    19,825           10,729
   Other                                                 831              360
                                                ------------     ------------

                                                      42,833           80,552

Net income (loss)                               $     37,768     $    (48,877)
                                                ============     ============


Basic and diluted net income (loss) per share   $       0.19     $      (0.24)
                                                ============     ============

Weighted average shares of common
   common stock outstanding                     $    201,662     $    201,662
                                                ============     ============

Dividends declared per share                    $      0.005     $         --
                                                ============     ============




   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                    For the nine    For the nine
                                                    months ended   months ended
                                                      Sept 30,       Sept 30,
                                                        2006           2005
                                                    ------------   ------------
Cash flows from operating activities:
     Net income (loss)                              $     37,768    $   (48,877)

Adjustments to reconcile net income (loss) to
  cash used in operating activities:
      Bad debt                                                --         50,647
     (Increase) in accrued interest receivable             1,759         (1,764)
     (Increase) in prepaid expenses                        1,783        (10,991)
     (Increase) in deferred offering costs               (46,369)       (38,013)
     (Decrease) in accounts payable                       12,540         15,602
     (Decrease) in deferred income                         3,688         11,527
                                                    ------------   ------------

Cash provided by (used in) operating activities           11,169        (21,869)
                                                    ------------   ------------

Cash flow from investing activities:
  Net (investment) repayments in notes receivable        (99,825)      (325,824)
                                                    ------------   ------------

Cash (used in) investing activities                      (99,825)      (325,824)
                                                    ------------   ------------

Cash flows from financing activities:
  Dividends paid to shareholders                          (1,000)            --
                                                    ------------   ------------

Cash (used in) financing activities                       (1,000)            --
                                                    ------------   ------------

Net (Decrease) in cash and cash equivalents              (89,656)      (347,693)
  Cash at beginning of period                            252,058        501,725
                                                    ------------   ------------

  Cash at end of period                             $    162,402   $    154,032
                                                    ============   ============

  Interest paid                                     $         --   $         --
                                                    ============   ============

  Income taxes paid                                 $         --   $         --
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2006
                                   (UNAUDITED)

1.   Unaudited Statements

     The Balance Sheet as of September 30, 2006, the Statements of Operations and the Statements of Cash Flows for the three month and nine month periods ended September 30, 2006 and 2005, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2006, and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company's registration statement on Form S-11, filed with the Securities and Exchange Commission.


2.   Deferred Offering Costs

     As of September 30, 2006, the Company had incurred $163,889 related to a proposed public offering of its securities. At September 30, 2006, the company has carried the $163,889 as deferred offering costs in its financial statements. If the offering is successful, these costs will be charged against the proceeds. If the offering is unsuccessful, these costs will be expensed.


3.   Notes Receivable

     As of September 30, 2006, the Company had notes receivable totaling $444,931. A summary of mortgage loans outstanding is as follows:

                                                                                      Principal  Interest   Interest
                                                                                      Amount of  Income     Income
                                                                          Carrying    Loan       Included   Excluded
                                 Final     Periodic            Face       Amount of   Subject    in Net     from Net
                     Interest   Maturity   Payment    Prior    Amount of  Mortgage    to         Income     Income
Description          Rate        Date      Terms      Liens    Mortgage               Delinquent for Nine   for Nine
                                                                                      Principal  Months     Months
                                                                                      or         9/30/06    9/30/06
                                                                                      Interest
Note secured by a
commercial loan 1st   Prime                Monthly
deed of trust         plus                 interest
                     8.875%     02/01/06   payments    None    135,000    135,500     135,500    None        24,390

Note secured by a     Prime                Monthly
commercial loan 1st   plus                 interest
deed of trust        8.875%     02/01/07   payments    None    135,000    134,694       None     19,392          0

Note secured by a
commercial loan 1st   Prime                Monthly
deed of trust         plus                 interest
                     6.125%     05/01/07   payments    None    110,000    106,392     106,392     4,092       2,576

Note secured by a                          Monthly
mortgage loan 1st                          principal
deed of trust        9.785%     09/01/08     and       None    62,313      62,284        None     1,012          0
                                           interest
                                            pymts

Unsecured note       Prime                 Monthly
                     8.875%     02/01/07   payments    None     6,061       6,061        None         0          0

       Total                                                 $448,374    $444,931     $241,892  $24,496    $ 26,966

     In addition to the $24,496 interest income received on notes receivable, the Company also received $4,564 interest income from its interest bearing bank accounts, totaling $29,060 interest income for the nine months ended September 30, 2006.

     The Company's note receivable balance of $135,500 and $110,000 are currently in default. Management believes that these loans are not impaired due to the collateral received, and therefore, no impairment has been recognized. (See Note 5)

     The Company's notes receivable balances of $135,000, $6,061, and $62,313 are current and management believes that the collateral is sufficient for the balances receivable.


4.   Origination Fee Income

     During the nine months ended September 30, 2006, the Company received a total of $20,061 in origination fee income from three loans. The origination fees are being amortized over the life of the loans. As of September 30, 2006, the Company had deferred income totaling $8,470 and recognized $16,373 in origination fee income during the nine months ended September 30, 2006. Also at September 30, 2006, the Company had prepaid management fees of $8,470 related to the origination fees.


5.   Litigation

     During the nine months ended September 30, 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500. Management believes that this lawsuit will not result in any impairment of our collateral or our mortgage position in the property. The title insurance company is defending the lawsuit. As management does not believe that there is any financial exposure to its principal balance due, no liability has been recorded relating to this matter.

6.   Subsequent Events

     On November 1, 2006, the Company made a loan in the amount of $99,000 to an individual borrower secured by a first mortgage on a single family residence in Slidell, LA which is being remodeled for resale by the borrower. A portion of the loan ( approximately $26,000) is to be disbursed by the Company as work is completed by the borrower on the property. The term of the loan is six months with a due date of May 1, 2007, and the interest rate set by the Company currently is 14.875% floating at an index of 6.625 over The Wall Street Journal Prime Rate as adjusted monthly. The first payment is due December 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made eight sets of mortgage loans through September 30, 2006. Our first set of loans was made in May 2004. Each of these loans was secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers. As of September 30, 2006, we have sold two of the properties and are attempting to sell the remaining two properties. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000, which is greater than the $221,112 principal amount of the loan. However, there is no assurance that the properties can be resold for the appraised value and any sale will involve commissions and other expenses of sale. We set up an allowance of $50,900 on our balance sheet at December 31, 2005 to cover anticipated holding and selling costs. The allowance consists of the following estimated amounts: $4,000 for insurance costs; $2,000 for property taxes; $24,900 for closing costs of sale, including brokerage commissions and title work; $6,000 for legal fees; $6,000 for maintenance; and $8,000 for holding and miscellaneous costs.

In July 2006, two of the St. Joseph, Missouri properties were sold. In the case of one of the sales, we carried back the loan. The promissory note provides for interest at 9.875% for two years with a balloon payment of all principal and accrued interest due on September 1, 2008. This loan is current. The original principal balance of the loan was $62,313 and as of September 30, 2006 the principal balance due is $62,284.

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

We made two loans in August 2005. Each of the two loans is in the principal amount of $135,000, and provides for interest at prime plus 8.875%, but not less than 14%. The loan that is secured by property in Elkhart, Indiana provides for monthly payments of interest and $1,500 of principal and is due August 1, 2006. This loan is currently in default and the property is the subject of litigation. We plan to commence foreclosure proceedings. The loan that is secured by property in Asheboro, North Carolina provides for monthly payments of interest only with a balloon payment of all principal and accrued interest due on September 1, 2006. This loan has been extended for six months to February 1, 2007. Payments are $2,500.00 per month, applied first to interest and remaining amount to principal. This loan is current.

In April 2006, we made a loan for $110,000, which is secured by a first mortgage on a restaurant located in Leadville, Colorado. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.125%, but not less than 13.875%. Payments are $2,000 monthly and represent interest at the applicable rate, with the remaining applied towards principal until maturity on May 1, 2007. This loan is currently in default.

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

Comparison of the Three Month Periods Ended September 30, 2006 and September 30, 2005.
--------------------------------------------------------------------------------

Income for the three months ended September 30, 2006 totaled $46,830, a $31,840 or 212% percent increase over the comparable period in 2005. Income primarily consisted of interest income for the period ended September 30, 2005 and included a gain on a sale for the period ended September 30, 2006. Expenses for the three months ended September 30, 2006 totaled $14,849, a $278 or 1.8% decrease over the comparable period in 2005. REO expenses of $7,211 were the largest component for the three months ended September 30, 2006. REO expenses for the three months ended September 30, 2005 were $4,619. We had a net profit of $31,981 for the three months ended September 30, 2006 as compared to a net loss of $137 for the three months ended September 30, 2005.

Comparison of the Nine Month Periods Ended September 30, 2006 and September 30, 2005.
-------------------------------------------------------------------------------

Income for the six months ended September 30, 2006 totaled $80,601, a $48,926 or 154% percent increase over the comparable period in 2005. Income primarily consisted of interest income for the period ended September 30, 2005 and included a gain on a sale for the period ended September 30, 2006. Expenses for the nine months ended June 30, 2006 totaled $43,833, a $36,719 or 46% decrease over the comparable period in 2005. Management fees of $19,825 were the largest component for the nine months ended September 30, 2006. Management fees for the nine months ended September 30, 2005 were $10,729. We had a net profit of $36,768 for the nine months ended September 30, 2006 as compared to a net loss of $48,877 for the nine months ended September 30, 2005.

Liquidity and Capital Resources
-------------------------------

At September 30, 2006, we had current assets of $315,894 and current liabilities of $63,942, resulting in working capital of $251,952.

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


Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2005 and September 30, 2006, we had approximately $150,000 and $62,000 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

PART II  Other Information

Item 1. Legal Proceedings


In March 2006, a action was commenced against us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate, which serves as collateral for a mortgage loan made by us to the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. We were also named as defendant because of our mortgage on the property. The plaintiff sought an injunction prohibiting the sale of the real estate during the pendancy of the litigation. The injunction was granted effective upon the plaintiff filing with the court evidence of the giving of security in the form of a bond in the amount $170,000. To date, the plaintiff has failed to post the bond. Trial has been set for December 7 and 8, 2006.

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


                          Del Mar Income Partners, Ltd.


Date:  November 14, 2006        By: /s/ Stephen D. Replin
                                  ---------------------------------------------
                                Name:   Stephen D. Replin
                                Title:  President and Chief Executive Officer


Date:  November 14, 2006        By: /s/ Wanda E. Wages
                                  ---------------------------------------------
                                Name:   Wanda E. Wages
                                Title:  Secretary and Treasurer