Form 10KSB
period 2006-12-31
DEL MAR INCOME PARTNERS LTD
filed 2007-04-11
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2006

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File No. 333-118092

                          DEL MAR INCOME PARTNERS, LTD.
                          -----------------------------
                 (Name of small business issuer in its charter)

             Maryland                                   20-0478900
     ------------------------                        ----------------
    (State or jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

  222 Milwaukee Street, Suite 304, Denver, Colorado           80206
---------------------------------------------------          --------
 (Address of principal executive offices)                   (Zip Code)

          Issuer's telephone number, including area code (303) 329-3479
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

          None                                      None
          ----                                      ----
Title of each class                  Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                 Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [ X]

The Company's revenues for the most recent fiscal year were $79,489.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 28, 2007 was $0.00.

As of March 23, 2007 the Company had 201,662 issued and outstanding shares of common stock.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.........................................................................1
------

ITEM 1.           DESCRIPTION OF BUSINESS......................................1
-------           -----------------------

ITEM 2.           DESCRIPTION OF PROPERTIES....................................5
-------           -------------------------

ITEM 3.           LEGAL PROCEEDINGS...........................................10
-------           -----------------

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........11
-------           ---------------------------------------------------

PART II.......................................................................11
-------

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....11
-------           --------------------------------------------------------

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...11
-------           ---------------------------------------------------------

ITEM 7.           FINANCIAL STATEMENT.........................................11
-------           -------------------

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................11
                  ------------------------

ITEM 8A.          CONTROLS AND PROCEDURES.....................................11
--------          -----------------------

ITEM 8B.          OTHER INFORMATION...........................................11
--------          -----------------

PART III......................................................................11
--------

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........11
-------           --------------------------------------------------

ITEM 10.          EXECUTIVE COMPENSATION......................................11
--------          ----------------------

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................11
                  -------------------

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............11
--------          ----------------------------------------------

ITEM 13.          EXHIBITS....................................................11
--------          --------

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES......................11
--------          --------------------------------------

SIGNATURES....................................................................11
----------

PART I

     As used in this Report "Del Mar", "Company", "we", "are", and "us" refer to Del Mar Income Partners Ltd., the "Registrant" except where the context otherwise requires.

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     We were formed as a Maryland corporation in November 2003 to build a portfolio of mortgage loans that generates net income for distribution to our stockholders. At December 31, 2006, we had five mortgage loans receivable from four individuals totaling approximately $419,900 and real estate held for sale valued at approximately $195,500. The real estate was acquired in lieu of foreclosure of the mortgages securing loans made by us that were in default. We attempt to sell any real estate acquired through foreclosure or in lieu of foreclosure.

     Our business objective is to provide a steady, predictable income flow to our stockholders. Distributions are not guaranteed, and there are significant risks to achieving our objectives. Our objective is not based on our operating history, or the experience of our Manager which was formed only recently and which had not had any prior business operations. There are substantial risks associated with our intended investments in subprime loans, second or junior mortgage loans, interest only loans, balloon loans, and loans collateralized by undeveloped real property.

     Our loans will typically be short-term loans with initial maturity dates of one year or less and will require the borrower to make a "balloon payment" of the principal amount upon maturity of the loan. We are not limited in the percentage of our loans that may require balloon payments or on the term of our loans, and we expect that most of our loans will feature "balloon payments." Although we do not expect to make interest carry loans, we may do so in special circumstances and our risk of loss could be increased. We would expect that to make an interest carry loan, we would need to evaluate the loan to value ratio favorably and understand the borrower's purpose for requesting a deferral of interest payments. Defaults on our loans will decrease our revenues and distributions to stockholders.

     Our plan is for 100% of our loans to be collateralized by mortgages on real property. We expect that our mortgages will be obtained on various types of real property and we have no limitations on the types of properties or proportion of assets that will secure our loans. Our mortgages may be first or second mortgages. We do not expect our mortgages to be insured or guaranteed by any governmental agency. We have no limitations on the proportion of first or second mortgages that will be obtained in connection with our loans.

     Our borrowers will usually be persons who would be considered a high risk by conventional lenders. These persons may not have pre-existing banking relationships, substantial or satisfactory credit history, or otherwise meet conventional bank lending standards. We plan to quickly process loan applications and to focus on the collateral as opposed to the overall financial condition of the borrower. However, we do not plan to obtain appraisals on the property before loan approval. Instead, our president or another representative of the Manager will typically make an on-site visit, evaluate the area in which the property is located and review reports of sales of comparable properties and vacancies in the area. We expect to receive a higher rate of interest (approximately 12% to 15% per annum) than would be charged by a bank or other conventional lender. However, the risk of default may be considerably greater than with a conventional loan. Returns on all mortgage loans may be reduced as a result of delays in connection with liquidation of a defaulted mortgage, which may involve foreclosure and additional costs.

     We are managed by Port Funding, Ltd., pursuant to a management agreement with Port Funding. As Manager, Port Funding will manage our day-to-day operations, subject to the supervision of our Board of Directors. Port Funding will be responsible for originating our loans. We do not plan to acquire loans from others. Port Funding is also responsible for servicing all of our loans. Port Funding is an affiliated party. Our President and Chief Executive Officer, Stephen D. Replin, is the founder of Port Funding and serves as its President and Chief Executive Officer.

     We raised approximately $800,000 in private placements of our common stock in 2003 and 2004. We subsequently filed a registration statement for an initial public offering of our common stock. The offering was not successful and was terminated. We are currently managing our loan portfolio and considering the possibility of pursuing various strategic alternatives, including attempting to pursue our business plan by raising additional funding, a merger or acquisition, discontinuation of our business plan, and sale or liquidation of our properties or our entity.

     Our offices are located at 222 Milwaukee Street, Suite 304, Denver, Colorado 80206. Our telephone number is (303) 329-3479.

Description of Business

     We were formed to build a portfolio of mortgage loans that generates net income for distribution to our stockholders. Our business plan is to finance our acquisitions of mortgage loans with equity offerings and borrowings. Our borrowings may be through banks or other financial institutions, or more likely, through private placements or public offerings. Our business plan is to be structured as a real estate investment trust or REIT for federal income tax purposes. By electing REIT treatment, we would be able to deduct dividend distributions to our stockholders for federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders by way of dividend payments. In order to become, and maintain, our status as a REIT, we must comply with various requirements under federal income tax law. We may not obtain REIT status in 2007 and may not qualify thereafter. Due to the unsuccessful termination of our initial public offering, we are reevaluating our business plan and considering the possibility of pursuing other alternatives.

     We have engaged Port Funding, Ltd. to manage our investments and perform administrative services for us. Additional information regarding Port Funding and the fees to be paid by us to Port Funding are discussed in Item 10 below.

     We intend to make loans primarily to small businesses and to individuals whose financial condition and lack of operating history make it difficult to obtain conventional bank financing. We may raise additional funding in the future for these activities, which would likely be in the form of equity or debt offerings. Such offerings may involve senior securities and may be collateralized obligations. We may also borrow funds from lending institutions or others, including establishing a line of credit; however, we have no current plans to seek a line of credit. We may accept securities as collateral for our loans and may temporarily own them in connection with collection activities.

     Typically, the loans will be small commercial loans and the real property may be difficult to evaluate under typical residential underwriting guidelines. Such borrowers are normally considered a high risk by conventional lenders. In order to service the needs of such borrowers, we intend to structure specialized financing arrangements designed to meet the particular financial circumstances of the borrower. Such arrangements could include partial releases of collateral prior to maturity, an extended term or no interest payable until maturity. However, in most circumstances, we expect that our loans will provide for monthly payments of interest at a fixed or floating rate. We do not have an estimate of the percentage of our loans that may contain specialized financing arrangements. We will not have any limitations on these types of arrangements.

     We also expect that our loans will be short-term loans with initial maturity dates of one year or less, although some loans may be structured to allow renewal by the borrower for an additional term of one to two years or less. We also expect that our loans will require the borrower to make a "balloon" payment on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing, sell the underlying property or otherwise raise a substantial cash amount. An increase in interest rates over the mortgage rate applicable at the time the loan was originated may have an adverse effect on the borrower's ability to obtain refinancing or to pay the required monthly payments. As a result, such loans may involve a higher risk of default than fully amortizing loans.

     We intend to hold all of our mortgage loans to maturity. In addition, the REIT provisions of the Internal Revenue Code would limit in some respects our ability to sell mortgage loans. We believe that our proposed financing arrangements may be less attractive to certain competitors because of the relatively small size of the loans and the complexity of analyzing the credit risk in structuring loans for such companies. However, due to the greater risks associated with these types of loans, we believe we will be able to charge higher rates of interest and other fees, such as application fees, closing fees and late charges, than conventional market lenders. Furthermore, we expect to gain a competitive advantage as a result of the relative speed by which we can evaluate, approve and fund loan applications compared to conventional banks which often require protracted loan committee approval and independent appraisals of collateral. Our current mortgage loans, real estate owned and our loan policies and procedures are described in Item 2 of this Report.

Interest Rates

     We plan to charge substantially higher interest rates for our loans than those rates charged by conventional lenders. Generally, the interest rates on our loans should be five to ten percent in excess of the then current prime rate, whereas conventional lenders would typically charge no more than four percent in excess of the prime rate. We also plan to charge origination fees that range from three to ten points of the gross amount of the loan plus other fees depending upon the particular loan. The interest rate on some loans may be variable and tied to a formula that may change with adjustments to the prime-lending rate (or some other widely accepted measure). These variable rate loans typically have a fixed minimum interest rate, with the ability to increase with rising market rates. We will be limited in the maximum amount of interest we may charge by statue usury laws. The current maximum interest rate in Colorado is 45%. Market conditions, current interest rates, general economic conditions, state usury laws and competition all affect the rate of interest charged by us.

Origination of Loans, Closings, Servicing and Fees

     We plan to rely upon contacts of Port Funding, and referrals from other lending institutions and loan brokers as our primary sources of prospective new borrowers. Once a loan request is received by us, the application will be assigned to a Port Funding officer for review and evaluation of information such as personal interviews, financial statements of the borrower and title checks. We may also require tax returns. However, our focus will be on the collateral as opposed to the overall financial condition of the borrower.

     Our President and the President of Port Funding, Stephen D. Replin, plans to devote a substantial portion of his business time to Port Funding and to our company in performing the functions described above, although his time allocations may vary from period to period. Management believes this level of executive staffing is sufficient and intends to maintain this level of executive staffing for the foreseeable future.

     All loans made by us will be serviced by Port Funding. The servicing includes notifying each borrower of the payment date and amount of payment due, providing a statement before the end of the loan term, and notifying the borrower that the balance on the loan is due. Upon full payment of principal and accrued interest, documents necessary to terminate our security interest in the collateral will be provided to the borrower. Port Funding's servicing activities also may include the initiation of foreclosure proceedings in the event of a default on the loan as well as the supervision of the sale of any collateral, which becomes owned by us as the result of the foreclosure process.

Write-Offs and Allowances for Credit Losses

     Port Funding will attempt to minimize credit losses by establishing credit limit policies and maintaining close supervision of its loans and the underlying collateral. We have made only seven sets of mortgage loans, and we do not currently have a diverse mortgage portfolio.

     To the extent loans are in default, foreclosure actions may be instituted. Our policy will be to internally classify loans in default as non-performing assets. Non-performing assets can have a significant negative effect on our cash flow and our ability to pay our operating expenses as well as any interest that we may be obligated to pay.

Ownership of Real Property

     At present, we do not intend to invest directly in real property. However, we may hold real estate as a result of defaulted mortgage loans. If we acquire property in foreclosure, we plan to attempt to liquidate such property as soon as possible. Foreclosure proceedings are expected to be relatively inexpensive if not contested, costing approximately $5,000, or could be more costly and difficult to predict if contested. During the time that we hold a property, we will likely be required to pay the costs of property insurance, real estate taxes, utilities and incur maintenance costs in order to protect our interest in the property. We cannot predict the amount of these costs, which will vary from property to property, but they could be substantial.

Competition

     The business of commercial finance is highly competitive. Our major competitors are other private lenders which attract similar customers and offer similar financing, many of which have greater financial and personnel resources than us.

     We anticipate making loans to small and medium sized companies and to individuals that are not sought by other lenders because of the relatively small amount of their credit needs, the complexity of analyzing such credit and structuring loans for such companies' needs, the early stage in the development of such companies, or other factors. Other factors could include the absence of a prior relationship with the lender, the type of property, the variability of cash flows derived from the property or the debt profile of the borrower. We plan to attract potential borrowers who wish to take advantage of the relative speed with which Port Funding can evaluate and approve loan applications compared to conventional banks who often require protracted loan committee approval and time consuming, independent appraisals of collateral. We do not plan to obtain appraisals on the property before a loan is approved. We also plan to make a prompt on-site inspection of the collateral. Due to our focus on the collateral rather than the overall financial condition of the borrower, our risk of loss may be increased by our failure to obtain appraisals prior to approval.

Regulation

     We are not licensed to make mortgage loans in any state, except that we registered as a loan broker in North Carolina in August 2005 for purposes of making a $135,000 loan in August 2005. The registration is effective for one year. We believe that our business does not typically require licensing as our loans are made for commercial purposes only. Except for state usury laws which limit the maximum interest rates which may be charged on loans and impose penalties for violations of such laws, including restitutions of excess interest and denial of enforcement of the debt, our business is generally exempt from federal and Colorado state laws and regulations relating to loans and interest rates. We plan to lend within and outside of the state of Colorado and in doing so may be subject to laws of other states. The mortgage loans we have made have had security on properties located in the States of Colorado, Indiana, Louisiana, Mississippi, Missouri, North Carolina and Wisconsin. Prior to making the loans, we obtained opinions of local counsel that the type of loan intended to be made by us would not violate the applicable state's usury law or require us to be licensed as a lender in that state (except with respect to North Carolina where the opinion stated that the appropriate license or approval had been obtained). In making our loans in Missouri, we relied on an opinion referencing a loan to be made by Regatta Capital. We did not obtain an opinion referencing the loan to be made by us.

     We intend to seek loans in various states which have not been identified by us. We plan to review the usury and licensing laws of any state in which we conduct lending activities, and will obtain legal opinions if deemed necessary by us. Such legal opinions would typically provide that the making of the loan would not be usurious and that we do not need any license in the state in which the property is located or other government approvals.

ITEM 2.  DESCRIPTION OF PROPERTIES

     Our first set of mortgage loans made in May 2004 consisted of four loans in the aggregate amount of $221,112. Each of these loans was collateralized by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provided for a maturity date in November 2004 (six months after the loans were made). The loans were made to two individuals who are brothers. These individuals were jointly and severally responsible for the obligations under the four promissory notes. Payments of interest only were due monthly prior to maturity. The interest rate was equal to the prime rate as published in The Wall Street Journal plus 10.875%, but not less than 14.875%. There was a late fee penalty of 15% of the amount of any payment not made as scheduled. The borrowers paid origination fees of $12,171 in connection with these loans, of which $10,512 was paid to Port Funding. The full payment of the principal and any accrued but unpaid interest and other charges were due in full on the maturity date of each note. Prepayments without penalty were allowed to be made by the borrowers at their option prior to the maturity date. The borrowers renovated the properties but were unable to sell them. The borrowers failed to make the October 2004 interest payment and failed to pay off the loan on the maturity date in November 2004. The borrowers attempted to refinance the loan and to sell one of the houses, but were unsuccessful in these efforts. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000. Both of the borrowers filed for bankruptcy, and subsequently conveyed the properties to us. During 2005, we set up an allowance for bad debt of $50,900 due to factors that reduced the collectibility potential. In 2006, we sold two of the residences for a total of $131,000, resulting in a gain from sales totaling $35,343. We carried back a note receivable in the amount of $62,313 on one of these sales. We are continuing our efforts to sell the other two residences in St. Joseph. The note provides for interest at 9.75% per annum, payable in 24 monthly payments of $535 each and a final payment in the approximate amount of $62,046.

     In December 2004, we made two other loans. One loan for $62,000 was collaterized by a first mortgage on a single-family residence located in Carriere, Mississippi, which is approximately 60 miles north of Biloxi, Mississippi. The other loan was for $35,000 and was collaterized by a first mortgage on a single-family residence located in Milwaukee, Wisconsin. The promissory notes for both loans provided for interest equal to the prime rate as published in The Wall Street Journal plus 9.875%, but not less than 14.875%. Payments of interest only were due monthly on the Wisconsin loan, and payments of interest and $500 of principal were due monthly on the Mississippi loan. Both notes provided for maturity in December 2005. Installment payments due on both loans were made as required in January, February and March 2005. However, no monthly payments since March 2005 were received on the Mississippi loan due to problems between the co-borrowers. As a result of Hurricane Katrina, the Mississippi property suffered some damage. The damage to the property was not extensive, the borrowers sold the property, and they paid the loan in full in November 2005. The Wisconsin loan was paid in full in July 2005.

     In May 2005, we made a loan for $70,000, which was collateralized by a first mortgage on a single-family residence located in McCordsville, Indiana. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 7.875%, but not less than 13.875%. Payments of interest and $1,000 of principal was due monthly until the maturity on November 1, 2005. The loan was paid in October 2005.

     In August 2005, we made a loan for $135,000, which is collateralized by a first mortgage on approximately 7.29 acres of land and one Liberty Modular home in Elkhart County, Indiana. The borrower intends to develop the property, which consists of 17 lots upon which modular homes may be erected. The promissory note for this loan provides for monthly payments of interest and $1500 of principal until the maturity on August 1, 2006, an extension of six months from the original maturity date of February 1, 2006. We granted the extension at the request of the borrower who has experienced a delay in his development plans. We agreed that an $8,000 extension fee would be added to the principal due on August 1, 2006. Interest will accrue at 14%, as adjusted monthly based on the prime rate as published in The Wall Street Journal plus 8.875%, but not less than 14%. At such time as houses are constructed and lots and/or houses are sold to third party purchasers, an additional principal prepayment of $25,000 shall be due, reduced by the consulting fee described below. The loan is in default and in litigation as described on Item 3 of this Report. We believe the outcome will be favorable.

     In addition, the borrower has agreed to pay a consulting fee to us of $4,950 when each lot is sold. No lots have been sold to date. The amount of the $25,000 principal prepayment will be reduced by the amount of the consulting fee paid to us. In connection with our loan evaluation, our president discussed various matters with the borrower regarding development strategies, and it was determined that a consulting fee should be paid to us.

     We made one other loan for $135,000 in August 2005. This loan is collateralized by a first mortgage on an office building used by the borrower for her medical practice in Asheboro, North Carolina. The promissory note provides for interest only monthly payments beginning on October 1, 2005 with a balloon payment of all principal and accrued interest due on September 1, 2006. We received an origination fee of $6,412 in connection with this loan, which will be paid to Port Funding pursuant to our management agreement. The borrower used the proceeds to pay off an existing mortgage and to partially satisfy a lien on the property imposed by the Internal Revenue Service for unpaid taxes of $274,141 of the borrower. The Internal Revenue Service has agreed to subordinate its lien to our mortgage. We extended the maturity date to February 1, 2007, but the borrower failed to pay at maturity. The loan is in default and we plan to pursue foreclosure proceedings.

     In April 2006 we made a loan for $110,000, which was collaterized by a first mortgage on commercial property used as a restaurant in Leadville, Colorado. The borrower defaulted, and in December 2006 we entered into an agreement for deed in lieu of foreclosure in which the borrower conveyed to us all of his interest in the property. We are currently marketing the real estate for sale.

     We loaned $99,000 for the purpose of funding an acquisition by the borrower of a single-family residence renovation project in Slidell, Louisiana. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.625%, but not less than 14.875%. Payments of interest only are due monthly until the maturity of May 1, 2007.


Loan Policies and Procedures

     We expect the loans we fund to be collateralized by mortgage liens on real property. Prior to making a loan, we plan to obtain a title insurance commitment to insure the priority of the Company's lien position. In order to "perfect" our security interest in collateral, we will be required to make certain filings with various government agencies.

     Our methods of evaluating loan applications and collateral will include management's overall review of the applicant's assets and the specific collateral offered for the loan in question. We attempt to offer an expedited review of loan proposals. Promptly after receipt of a loan proposal and funds sufficient to cover out-of-pocket expenses, we will typically make an on-site visit of the collateral. We expect that such on-site visits will be made by our president, Stephen D. Replin, or another representative of our Manager. The Manager will typically observe the condition and appearance of the property upon which the mortgage will be obtained as well as the neighborhood and surrounding area. The Manager will usually review reports of sales of comparable properties and vacancy rates in the area. Credit reports of loan applicants may occasionally be analyzed to determine a borrower's level of indebtedness and debt repayment history if readily available. Interviews with realtors may be utilized when our executive officers are not familiar with proposed collateral. In such cases, we plan to locate independent, real estate professionals and others with expertise with the particular property and location.

     In most cases, we plan to review the financial statements of the applicant although such review will not be determinative of our willingness of us to either make or reject any particular loan application. We may also require tax returns.

     The paramount consideration in evaluating potential collateral will be the immediate liquidation value ("quick sale value") of the collateral and the potential difficulty or cost of seizing and liquidating the collateral. However, we do not plan to obtain appraisals on the property before the loan is approved. Due to our focus on the collateral rather than the overall financial condition of the borrower, our risk of loss may be increased by our failure to obtain appraisals prior to loan approval. While in some cases we may find it necessary to initiate foreclosure, costs of foreclosure can be significant and can vary considerably. Such costs generally include attorney's fees and filing fees. Collateral which cannot be sold quickly or that presents potential problems with liquidation may not be suitable for us.

     In addition to the foregoing factors, we plan to also consider our overall business objectives in considering any particular loan application. Among these objectives are: the generation of sufficient cash flow to pay operating expenses; the preservation and protection of our capital; and the maintenance of sufficient liquidity to meet our obligations with respect to the maturity schedules of debt obligations; and the generation of sufficient cash flow to pay dividends.

     Once all pertinent information on a loan application is complied, we will consider what relevant factors, including the location, condition, use and income-producing capacity of the property which will serve as collateral for the loan, and the ease of sale or liquidation of such collateral prior to approving any loan. We will also consider the loan to value ratio and generally require a maximum loan to value ratio of approximately 65% based on our evaluation of value, which may prove to be inadequate. We do not plan to make loans with a higher loan to value ratio unless additional collateral is provided. However, we have no limitations on loan to value requirements.

     Portfolio composition and industry concentration from time to time will be determined by general economic conditions and the type and quality of loan applications that we receive from time to time. We expect to be the sole lender for most loans; however, we may participate with other lenders in making particular loans.

     We may make a loan to a corporation, partnership, limited liability company or other entity; however, in most circumstances we will obtain the personal guarantee from at least one of the owners of the business.

     The following is a summary of the parameters Port Funding generally expects to use in making our loans. The rates and terms are specific to the market conditions that exist currently, and may change significantly over time, as general economic, market and other conditions change.

Interest Rates:                         From 12% to 15% per annum;

Origination Fees:                       From 3 to 10 "points" of the gross loan
                                        amounts; typically, origination fees are deducted from the gross loan amounts in order to determine what the net disbursable proceeds are to the borrower;

Term:                                   Typically either 6 months or 1 year;

Renewal Capabilities:                   None typically written into the loan
                                        documents;

Personal Signatures Required:           A personal signature of the borrower is
                                        required, even when accompanied by
                                        corporate signatures;

Typical Required Payments:              Payments of interest only per month is
                                        the most typical payment format;
                                        occasionally, principal payments may be
                                        required monthly or quarterly when
                                        circumstances permit;

Penalties for Prepayment:               None;

Loan To Value Requirements:             At 65% or less of the value, but we have
                                        no loan to value requirements;

Personal Inspections:                   Typically yes, although we may use
                                        alternative methods of inspection for
                                        smaller loans;

Collateral:                             Most forms of improved real estate
                                        located anywhere in the US.  (i.e.
                                        residential, commercial, industrial,
                                        multi family, retail, some single
                                        purpose buildings, NNN leased
                                        commercial, some mixed-use properties,
                                        and so on); in limited circumstances,
                                        loans may be made on unimproved land
                                        (in these cases, however, the loan to
                                        value requirements are lower than those
                                        of improved properties);

Additional Collateral:                  As additional collateral only (the
                                        primary collateral for each loan should
                                        consist of real estate), financial
                                        assets may be taken in the form of
                                        letters of credit, certificates of
                                        deposit, stock and bond portfolios,
                                        accounts receivable, collateralized
                                        promissory notes, and other assets with
                                        readily determinable residual values and identifiable markets;

Equity Participations:                  In appropriate circumstances,
                                        participations may be available;

Default Interest:                       Always built into each promissory note
                                        (exact rates are dependent upon each
                                        state's limitations and the
                                        circumstances of each loan);

Late Payment Penalties:                 Yes, if permitted by state laws;

Use of Loan Proceeds:                   Our loans will be made to persons for
                                        various commercial purposes, including
                                        renovation and sale of single family
                                        residential properties.  We do not
                                        plan to make residential mortgage loans, i.e., loans to persons who plan to reside in the properties that secure our loans. The majority of loans that we have made have been collateralized by single family residential properties, and many of our loans in the future may be collateralized by single family residential properties;

Average Loan Size:                      Typical loans are between $200,000 and
                                        $500,000, but may be lower or higher
                                        depending upon the circumstances.
                                        Because of our limited resources, the
                                        loans we have made have been for
                                        lower amounts;

Security Position:                      Usually in the first position; we will,
                                        however, consider junior
                                        positions in appropriate circumstances
                                        and we have no limitation on the amount
                                        of junior security positions we may
                                        hold;

Cross Collateralization
Allowed:                                Yes;

Title Insurance Required:               Yes;

Property Insurance Required:            Yes, all risk coverage is required on
                                        improved property and liability coverage on unimproved property;

Formal Appraisal Required:              No formal appraisal is required in
                                        advance of the loan approval and
                                        closing; appraisals may be obtained
                                        after the closing;

Loan Participations:                    On a case-by-case basis, participations
                                        are considered;

Independent Counsel Required
to Prepare Loan Documents:              Yes;

Credit Checks Required of
Borrowers:                              No;

Income Tax Reviews Conducted
by Lender:                              No;

Employment Verifications
Made by Lender:                         No;

Cash Flow Evaluations and
Income Verifications Required
by Lender:                              No;

Use of Proceeds Verified:               No; An Affidavit of commercial purpose
                                        will be executed at the loan closing by
                                        each borrower.

ITEM 3.  LEGAL PROCEEDINGS

     In March 2006, an action was commenced against us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate, which serves as collateral for a mortgage loan made by us to the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. We were also named as defendant because of our mortgage on the property. The plaintiff sought an injunction prohibiting the sale of the real estate during the pendancy of the litigation. The injunction was granted effective upon the plaintiff filing with the court evidence of the giving of security in the form of a bond in the amount $170,000. To date, the plaintiff has failed to post the bond.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         We are unaware of any trading market for our common stock.

         At March 23, 2007, the number of holders of record of our common stock was 27.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

     We make mortgage loans. The history of our loans is described in Item 2 above. Our income in 2006 was $79,489 compared to $63,122 in 2005. The primary component of our income is interest, which was $53,126 in 2006 and $46,765 in 2005. Origination fee income totaled $22,574 in 2006 and $16,357 in 2005.

     Our operating expenses were $49,920 in 2006 and $49,852 in 2005. The major component of other expenses in 2006 was our write-off of deferred offering costs of $162,810. As a result, our loss from continuing operations of $133,241 in 2006 substantially decreased from our income from continuing operations of $13,270 in 2005. Our net loss in 2006 was $119,807 or ($.59) per share as compared to a loss of $43,020 or ($.21) per share in 2005.

     Our day-to-day operations are conducted by our Manager, Port Funding, pursuant to a management agreement. Port Funding is responsible for expenses of operations, including rent and salaries. We are responsible for expenses related to operation as a separate publicly-held corporation, including the legal and accounting expense incurred in connection with the filing of periodic reports with the SEC pursuant to the Exchange Act and expenses associated with qualifying and maintaining REIT status and stockholder matters, including transfer agent fees and expenses.

Liquidity and Capital Resources

     At December 31, 2006, we had current assets of $333,575 and current liabilities of $79,716, resulting in working capital of $253,859.

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

     Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At December 31, 2006, we had five mortgage loans receivable from four individuals totaling approximately $419,900. As of December 31, 2006, the $135,000 loan was in default.

     During the year ended December 31, 2005, we set up an allowance for bad debt of $50,900 due to factors that reduced the collectability potential. The individual's loans as a percentage of value were approximately 100% at the time of sale. Subsequent to December 31, 2005, we received title to the collateralized properties. The weighted average interest rate on mortgagee notes receivable is approximately 14.95% per annum.

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

ITEM 7.  FINANCIAL STATEMENT



             Report of Independent Registered Public Accounting Firm


Board of Directors
Del Mar Income Partners, Ltd.

We have audited the accompanying balance sheet of Del Mar Income Partners, Ltd., as of December 31, 2006 and 2005, and the related statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Mar Income Partners, Ltd. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the two years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ SCHUMACHER & ASSOCIATES, INC.
---------------------------------
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 24, 2007


                          DEL MAR INCOME PARTNERS, LTD.

                                 BALANCE SHEETS

                                                                        DECEMBER 31
                                                                      2006        2005
                                                                   ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $ 103,073    $ 252,058
   Accrued interest receivable                                         3,727        4,180
   Prepaid management fees                                             1,154        4,192
   Notes receivable, current                                         225,621       18,000
                                                                   ---------    ---------

     Total current assets                                            333,575      278,430

Real estate held for sale                                            195,496           --
Notes receivable, net of allowance                                   194,285      416,211
Deferred offering costs                                                   --      117,520
                                                                   ---------    ---------

     Total assets                                                  $ 723,356    $ 812,161
                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                $  20,979    $  40,787
   Accrued expenses                                                    6,000           --
   Accounts payable, related parties                                  45,522        2,145
   Deferred income                                                     7,215        4,782
                                                                   ---------    ---------

     Total liabilities (all current)                                  79,716       47,714
                                                                   =========    =========

Commitments and contingencies (Notes 3, 5, 6, 7 and 8)

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000 shares;
   201,662 shares issued and outstanding                                 202          202
   Additional paid-in capital                                        836,842      837,842
   Accumulated (deficit)                                            (193,404)     (73,597)
                                                                   ---------    ---------

     Total shareholders' equity                                      643,640      764,447
                                                                   ---------    ---------

     Total liabilities and shareholders' equity                    $ 723,356    $ 812,161
                                                                   =========    =========



                       See notes to financial statements.

                          DEL MAR INCOME PARTNERS, LTD.

                            STATEMENTS OF OPERATIONS


                                                          For the       For the
                                                       Year ended    Year ended
                                                         December      December
                                                         31, 2006      31, 2005
                                                        ---------     ---------
Income:
   Interest income                                      $  53,126     $  46,765
   Origination fees                                        22,574        16,357
   Rent income                                              1,000            --
   Other income                                             2,789            --
                                                        ---------     ---------
Total income                                               79,489        63,122
                                                        ---------     ---------

Expenses:
   Legal and accounting                                    14,300        19,038
   Management fees                                         31,514        25,648
   Professional fees                                        3,234         2,710
   Other                                                      872         2,456
                                                        ---------     ---------
Total operating expenses                                   49,920        49,852
                                                        ---------     ---------

                                                           29,569        13,270
Other (expense):
   Deferred offering costs                               (162,810)           --
                                                        ---------     ---------

Income (Loss) from continuing operations                 (133,241)       13,270
                                                        ---------     ---------

Discontinued Operations:
   (Loss) from discontinued operations                    (21,909)      (56,290)
   Gain on sales of discontinued operations                35,343            --
                                                        ---------     ---------
Income (loss) from discontinued operations                 13,434       (56,290)
                                                        ---------     ---------

Net (loss)                                              $(119,807)    $ (43,020)
                                                        =========     =========

Net Income (Loss) per Share:
   Continuing operations                                    (0.66)         0.07
   Discontinued operations                                   0.07         (0.28)
                                                        ---------     ---------
Per Share                                               $   (0.59)    $   (0.21)
                                                        =========     =========

Weighted average shares of common stock
      outstanding                                         201,662       201,662
                                                        =========     =========


                       See notes to financial statements.
                                      F-3

                          DEL MAR INCOME PARTNERS, LTD.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 2005 THROUGH DECEMBER 31, 2006




                                                          Additional
                                     Common stock          paid-in
                                  Shares       Amount      capital      Deficit      Total
                                ---------    ---------    ---------   ---------    ---------
Balances at December 31, 2004     201,662          202      837,842     (30,577)     807,467

Net loss                               --           --           --     (43,020)     (43,020)
                                ---------    ---------    ---------   ---------    ---------

Balances at December 31, 2005     201,662    $     202    $ 837,842   $ (73,597)   $ 764,447

Distribution                           --           --       (1,000)         --       (1,000)
Net loss                               --           --           --    (119,807)    (119,807)
                                ---------    ---------    ---------   ---------    ---------

Balances at December 31, 2006     201,662    $     202    $ 836,842   $(193,404)     643,640
                                =========    =========    =========   =========    =========







                       See notes to financial statements.
                                      F-4



                          DEL MAR INCOME PARTNERS, LTD.

                            STATEMENTS OF CASH FLOWS


                                                                        For the Year For the Year
                                                                           ended        ended
                                                                        December 31,  December 31,
                                                                           2006          2005
                                                                         ---------    ---------
Cash Flows From (Used in):
Operating Activities of Continuing Operations
   Net loss                                                              $(119,807)   $ (43,020)
   Less: Income (loss) from discontinued operations                         13,434      (56,290)
                                                                         ---------    ---------
Net Income (loss) from Continuing Operations                              (133,241)      13,270
   Adjustments to reconcile net loss from continuing operations to net cash from operating activities of continuing operations:
      Decrease in accrued interest receivable                                  453       (3,625)
      (Increase) decrease in deferred offering costs                       117,520      (62,000)
      Decrease in prepaids                                                   3,038           --
      Increase in deferred income                                            2,433           --
      Increase in accounts payable and accrued expenses                     29,569        5,078
                                                                         ---------    ---------
Net cash provided by (used in) operating activities of continuing
   operations                                                               19,772      (47,277)
                                                                         ---------    ---------

Cash Flows From (Used in):
Investing Activities of Continuing Operations:
   (Investment) in notes receivable                                       (208,938)    (370,000)
   Repayments on notes receivable                                            7,247      173,000
                                                                         ---------    ---------
Net cash (used in) investing activities of continuing operations          (201,691)    (197,000)
                                                                         ---------    ---------

Cash Flows From (Used in):
Financing Activities of Continuing Operations:
   Distribution, return of capital                                          (1,000)          --
                                                                         ---------    ---------
Net cash (used in) financing activities of continuing operations            (1,000)          --
                                                                         ---------    ---------

Discontinued Operations:
   Investing Activities of Discontinued Operations                          33,934       (5,390)
                                                                         ---------    ---------
Net Cash provided by (used in) discontinued operations                      33,934       (5,390)

(Decrease) in cash and cash equivalents                                   (148,985)    (249,667)
Cash at beginning of period                                                252,058      501,725
                                                                         ---------    ---------

Cash at end of period                                                    $ 103,073    $ 252,058
                                                                         =========    =========

Interest paid                                                            $      --    $      --
                                                                         =========    =========

Income taxes paid                                                        $      --    $      --
                                                                         =========    =========


                       See notes to financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


1.   Organization and Nature of Operations:

     Del Mar Income Partners, Ltd. (the "Company") was incorporated in Maryland on November 4, 2003 for the purpose of becoming a Real Estate Investment Trust ("REIT") by providing funds for the origination of, and investment in, real estate collateralized mortgage loans. The Company operates in a single industry segment as a commercial finance company primarily engaged in the business of originating and servicing mortgage loans collateralized by real estate. The Company's principal market is borrowers, whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Mortgage loans originated by the Company are extended on the basis of the equity in the borrower's property. The Company is located in Denver, Colorado.

2.   Summary of Significant Accounting Policies:

     Cash and Cash Equivalents:

     Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair market value as of December 31, 2006 and 2005.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Notes Receivable:

     The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures as described below. The book value of these financial instruments is representative of their fair values. As of December 31, 2006 and 2005, the Company had a total of $419,906 and $485,111, respectively, invested in notes receivable, and an allowance for bad debt of $0 and $50,900 respectively, resulting in net receivables of $419,906 and $434,211 respectively. Due to the high risk lending activities of the Company, interest is accrued monthly on notes receivable as earned and is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

     The Company will maintain a valuation for certain loans that are delinquent, have significant collateral deficiencies or have other attributes that reduce their collectibility potential. The valuation account is netted against notes receivable.

     Fair Value of Financial Instruments:

     SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of cash, accrued interest receivable, prepaid management fees, notes receivable current, and accounts payable approximate fair value due to the short-term maturity of the instruments.

     Revenue Recognition:

     Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan. During the years ended December 31, 2006 and 2005, the Company recognized income totaling $22,574 and $16,357, respectively from origination fees. At December 31, 2006 and 2005, the Company had deferred revenue of $7,215 and $4,782, respectively, and prepaid management fees of $1,154 and $4,192, respectively, from two loans that will be amortized over the life of the loans. Interest income is accrued monthly on notes receivable as earned. Interest income is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

     Income Taxes:

     The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Management Fees:

     The Company has entered into an agreement with Port Funding (the "Manager") to manage the day-to-day operations of the Company, including originating loans for the Company's account, and providing personnel and office space in exchange for a management fee as disclosed in Note 6. Management fees related to origination fees are paid as the origination fees are collected, and deferred and expensed over the life of the loan according to SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Management fees related to interest are expensed as the interest income is recognized.

     Earnings Per Share:

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), and related interpretations for reporting Earnings per Share. SFAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

     In accordance with SFAS 128, basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

     Investment in Real Estate and Related Depreciation

     The Company's investments in real estate held for sale are carried at cost, net of accumulated depreciation. Depreciation on rental real estate is computed using the straight-line method over estimated useful lives of 27 years. Major renovations are capitalized. Repairs and maintenance costs are expensed as incurred and recorded as discontinued operations. Disposals of individual real estate properties are accounted for as discontinued operations.

     Gain on the Sale of Investments

     During the year ended December 31, 2006, the Company sold investments in real estate that resulted in a gain of $35,343. These sales of real estate were accounted for as disposals of discontinued operations. See Note 11.

     Stock-Based Compensation:

     Effective in 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis.

     Under the modified prospective approach, SFAS 123R applies to new awards and to awards that are outstanding that are subsequently modified, repurchased, canceled or vested. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, based on the grant-date fair value estimated in accordance with provision of SFAS 123R. Prior periods are not restated to reflect the impact of adopting the new standard.

     Concentration of Credit Risk:

     The Company's material concentration of credit risk consists principally of investments in mortgage loans. The Company's investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At December 31, 2006, the Company had five mortgage loans receivable from four individuals totaling approximately $420,420. As of December 31, 2006, the $135,500 loan was in default. No allowance for bad debt has been set up since management feels the collateral is sufficient.

     At December 31, 2005, the Company had four mortgage loans receivable from two individuals who are brothers totaling approximately $221,111. As of December 31, 2005, the $221,111 was in default. During the year ended December 31, 2005, management set up an allowance for bad debt of $50,900 due to factors that reduce the collectibility potential. The individual's loans as a percentage of value were approximately 100% at the time of sale. During the year ended December 31, 2006, the Company received title to the collateralized properties and the property is currently reported as real estate held for sale. Also during the year ended December 31, 2006, the Company sold two of the properties acquired. See Note 11.

     The weighted average interest rate on mortgagee notes receivable is approximately 14.95% per annum.

     At December 31, 2006, the Company had received a deed in lieu for the commercial property in Leadville, Colorado. The property is currently reported as real estate held for sale.

     Other financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2006 and 2005, the Company had approximately $0 and $150,000, respectively, of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

     Market Risk:

     The Company is involved in the real estate mortgage market. The Company requires its borrowers to provide sufficient collateral to secure the loans. Changes in interest rates or other market conditions within the real estate mortgage market may have a significant effect on the volume and profitability of the business of the Company.

     Recent Accounting Pronouncements:

     There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the company's financial position, operations or cash flows.

     Basis of Presentation:

     The Company was in a development stage prior to 2006. In 2006, the Company's registration statement became effective and planned principal operations commenced.

3.   Income Taxes:

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carry forwards expire in various years through 2026. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                Estimated Tax                 Change in
Period Ending        Estimated NOL    NOL      Benefit from    Valuation    Valuation     Net Tax
 December 31,        Carry-forward   Expires        NOL         Allowance    Allowance     Benefit
     2005                 73,597       2025        13,615       (13,615)      (7,958)        --
     2006                193,404       2026        35,780       (35,780)     (22,165)        --

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                          December 31,
                                                                      ----------------------
                                                                          2006       2005
                                                                      ----------   ---------
  Benefit related to U.S. federal statutory rate                         -15.00%     -15.00%
  Benefit related to State income tax rate, net of federal benefit        -3.50%      -3.50%
  Bad debt                                                                 2.40%      12.80%
  Net operating loss for which no tax benefit
     Is currently available                                               16.10%       5.70%
                                                                      ----------   ---------
  Effective rate                                                           0.00%       0.00%
                                                                      ==========   =========

     The primary components of temporary differences that give rise to the Company's net deferred tax assets are as follows:

                                                                 December 31,
                                                           ---------------------
                                                             2006          2005
                                                           --------     --------
Net operating loss and tax credit carryforwards            $167,954     $ 22,697
Bad debt                                                     25,450       50,900
                                                           --------     --------
Accumulated deficit                                         193,404       73,597
Deferred tax asset (before valuation allowance)              35,780     $ 13,615

4.   Shareholders' Equity:

     The Company's articles of incorporation authorize 25,000,000 common shares at $0.001 par value. As of December 31, 2006, there were 201,662 shares of common stock outstanding.

     During the year ended December 31, 2006, the Company paid out a pro rata return of capital totaling $1,000 to its shareholders.

5.   Litigation

     During the year ended December, 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500. Management believes that this lawsuit will not result in any impairment of our collateral or our mortgage position in the property. The title insurance company is defending the lawsuit. As management does not believe that there is any financial exposure to its principal balance due, no liability has been recorded relating to this matter.

6.   Transactions with Affiliates:

     The Company has no employees and will obtain all of its management requirements from Port Funding (the "Manager"), under the terms of a Management Agreement (the "Agreement") approved by the Company's Board of Directors. The Manager is controlled by a significant shareholder of the Company. Under the terms of the Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the day-to-day operations of the Company and provides personnel and office space.

     The Agreement provides that fifty percent of all income earned by the Company is to be paid to the Manager as a management fee, except that origination fees up to eight percent of a loan on an annualized basis are paid to the Manager, with any excess being shared equally, and regular interest earned on loans up to the prime rate plus 500 basis points is to be retained by the Company, with any excess being shared equally. For the years ended December 31, 2006 and 2005, approximately $30,831 and $25,648, respectively, in management fees was expensed by the Company.

     The Agreement also provides that all ordinary and necessary operating expenditures relating to mortgage origination, closing and servicing activities will be the responsibility of the Manager, with no obligation for the Company to reimburse the Manager for any of these expenses. The Company is responsible to pay any interest on borrowed funds plus certain other expenses as defined in the agreement.

     The Agreement has a five-year term and provides for the review of the Manager's performance by certain directors of the Company. If the Company terminates the Agreement without cause, it is subject to a substantial cancellation fee. The agreement is automatically renewed for successive five-year periods unless terminated.

     At December 31, 2006 and 2005, the Company owed $30,158 and $2,145, respectively, to Port Funding, its Manager. Also, during the year ended December 31, 2006, Regatta Capital Ltd., a company owned by the president of the Company, paid for certain expenses on behalf of the Company totaling $14,901. At December 31, 2006, the Company is indebted in the amount of $45,059 to related parties.

7.   Stock Option Plan:

     In November 2003, the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan"). The 2003 Plan authorizes the option committee of the Board of Directors to grant stock options to purchase up to 25,000 shares of the Company's common stock to employees and consultants. Such shares may represent authorized but unissued shares as well as purchased or forfeited shares for any grant under the 2003 Plan that were expired or unexercised.

8.   Commitments:

     The Company has agreed to pay its directors $7,500 annually with cash of $3,750 and 750 shares of common stock at $5 per share, contingent on the Company's assets being at a minimum of $2,500,000. There were no payments for services to directors during the years ended December 31, 2006 and 2005.

9.  Deferred Offering Costs

     As of December 31, 2006 and 2005, the Company had incurred $45,290 and $117,520, respectively, related to a proposed public offering of its securities. At December 31, 2005, the Company carried these costs as deferred offering costs in its financial statements. As of December 26, 2006, the offering was withdrawn and the costs totaling $162,810 were expensed.

10.  Notes Receivable

     As of December 31, 2006, the Company had notes receivable totaling $419,906, and an allowance for bad debt of $0. A summary of mortgage loans outstanding at December 31, 2006 is as follows:

                                                                                       Principal  Interest   Interest
                                                                                       Amount of  Income     Income
                                  Final                                     Carrying   Loan       Included   Excluded
                                Maturity     Periodic            Face       Amount of  Subject    in Net     from Net
                     Interest     Date       Payment     Prior   Amount of   Mortgage  to         Income     Income
Description          Rate                     Terms      Liens   Mortgage              Delinquent for Year   for Year
                                                                                       Principal  Ended      Ended
                                                                                       or         12/31/06   12/31/06
                                                                                       Interest
Note collateralized
by a commercial       Prime                  Monthly
loan 1st deed         plus                   interest
of trust              8.875%     08/01/06    payments       None    135,000    135,500    135,500     12,344     10,261

Note collateralized
by a commercial        Prime                 Monthly
loan 1st deed          plus                  interest
of trust               8.875%     02/01/07   payments       None    135,000    132,465       None     20,632          0

Note collateralized
by personal            Prime
signatures             plus
                       8.875%     02/01/07                  None      7,745      7,745          0          0          0


                                             Monthly
                                             principal &
Note collateralized                          interest                                                  2,024
by a 1st deed of trust  9.75%     09/01/08   payments       None     62,313     62,196          0                     0


Note collateralized     Prime                 Monthly
by a commercial loan    plus                  interest
1st deed of trust       6.625%     05/01/07   payments       None     99,000     82,000          0      1,227          0

     Total                                                          $439,058   $419,906   $135,500    $36,227   $ 10,261



     In addition to the $36,227 interest income received on current notes receivable, the Company also received $5,606 interest income from its interest bearing bank accounts, and $11,293 from paid notes receivable, totaling $53,126 interest income for the year ended December 31, 2006.

     The first loan is in default and in litigation. Management believes the outcome will be favorable and the value is in excess of the loan amount. Therefore, no allowance has been booked.

     The Company's notes receivable balances of $132,465, $62,196, and $82,000 were current as of December 31, 2006, and management believes that the collateral is sufficient for the balances receivable. Subsequent to December 31, 2006, the $132,465 note receivable became in default, and management is considering foreclosure proceedings. No allowance for bad debt is required since the collateral is believed to be sufficient for the balance receivable.




11.  Real Estate Owned and Discontinued Operations

     At December 31, 2006, the Company had $195,496 invested in real estate held for sale, all of which are owned with individual deeds to the property, and is generally summarized as follows:

                                              Year of
         Description                        Acquisition         Cost
         -----------                        -----------      ---------

       Two single family residences,
         St. Joseph, Missouri                     2006       $  89,104


         Leadville, Colorado                      2006         106,392
                                                             ---------
                                                              $195,496

     During the year ended December 31, 2006, the Company acquired and sold two residences in St. Joseph, Missouri. Sales prices of these residences totaled $131,000. Costs of these residences including costs of sale totaled $95,657, resulting in gains from sales totaling $35,343. The Company carried back a note receivable in the amount of $60,000 on one of the sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

     As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and officers are listed below, including their respective names, ages and positions with us.

         Name                         Age          Position with the Company
         ----                         ---          -------------------------
Stephen D. Replin                     58           President, CEO and Director
W. Russell Owens                      57           Director
Dr. Glen Zelkind                      59           Director
Stephan K. Tannenbaum                 54           Director
Wanda E. Wages                        55           Secretary-Treasurer

     Stephen D. Replin has served as our president, chief executive officer and director since our inception in November 2003. He has served as the President, Chief Executive Officer and a Director of Regatta Capital Limited since its inception in October 1988. Mr. Replin has served as the President, Chief Executive Officer and a director of Port Funding since its inception in March 2003. Regatta Capital Limited is engaged in the business of making mortgage loans. From April 1985 to October 1988, he served as President of Cherry Hill Capital, an asset-based lending and private banking company. Mr. Replin has been an asset-based lender since 1977. He received a B.S. degree in accounting from the University of Colorado and an MBA, with distinction, from the New York University Graduate School of Business with a double major of corporate finance and investments. He received a JD degree from the University of Denver College of Law and an LL.M. degree in taxation from the New York School of Law. Mr. Replin was previously engaged as a certified public accountant. He has been listed in "Who's Who in American Law" and "Who's Who in Corporate Finance." Mr. Replin served as Chairman of the Colorado Wyoming affiliate of the American Heart Association as well as serving as a member of the Board of Directors of the Desert Mountain affiliate of the American Heart Association. Mr. Replin is also an officer and director of Monet Entertainment Group, Ltd, a public company, which is currently in the development stage.

     W. Russell Owens has served as principal of Coffey Owens Group, a business broker, since 2000. The Coffey Owens Group represents buyers and sellers of businesses. From 1997 to 2000, he served as Vice President of Business Development and Vice President of Sales and Marketing of College Network/Distance Learning, an e-commerce company. From 1994 to 1997, he was a consultant engaged in sales and marketing and corporate recruiting. Mr. Owens is a graduate of Westminster College in Salt Lake City, Utah.

     Dr. Glen Zelkind has been engaged in the private practice of dentistry since 1974. He has also been engaged in various business activities, including the ownership and operation of mobile home parks in Colorado Springs and Pueblo, Colorado. In addition, he has owned, operated and managed other residential rental properties. From 1990 to 1993, Dr. Zelkind served on the Board of Trustees of the Alpha Omega International Dental Fraternity, and in 1993, he served as its Chairman of the Board. He has also served as Treasurer and President of both the Metropolitan Denver Society and the Colorado Dental Association. Dr. Zelkind received a B.S. degree from Colorado State University and a D.M.D. from the University of Louisville School of Dentistry.

     Stephan K. Tannenbaum has served as the president of Tannenbaum & Company P.C., a certified public accounting firm, for the past nine years. Mr. Tannenbaum received B.S. degrees in psychology and accounting from the University of Colorado. Mr. Tannenbaum is also a director of Criticare Systems, Inc.

     Wanda E. Wages has served as our secretary and chief financial officer since our inception in November 2003. She has served as secretary and chief financial officer of Regatta Capital Limited since December 2001. Ms. Wages has served as the Secretary and Chief Financial Officer of Port Funding since its inception in March 2003. She has been in the accounting profession since 1976 working for Deloitte Touche from 1976 through 1988 as a staff accountant. Thereafter, she served as a manager for Gardenschwartz & Suber, PC, CPA's from 1988 through October 1999. From October 1999 through December 2001, she was employed as a manager of Dunaway & Willis, PC, CPA's in Beaumont, Texas.

ITEM 10. EXECUTIVE COMPENSATION

     The following table discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the three years ended December 31, 2006. During this three-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                                                  Long-Term Compensation Awards--Securities
                                                 Annual Comp                     Underlying
                                             -------------------- ------------------------------------------
            Name and Position       Year           Salary                       Stock Options
-------------------------------- ----------- -------------------- ------------------------------------------
Stephen Replin, President           2006             $0                              0
                                    2005              0                              0
                                    2004              0


     Directors are elected at each annual meeting and serve until their successors have been elected. Officers are appointed by the board of directors and serve at the pleasure of the board.

Compensation Of Our Officers And Directors

     Directors, other than our President, Stephen D. Replin, will receive annual compensation of $3,750 in cash and 750 shares of our common stock if certain conditions are met. In February 2004 we issued 375 shares to each of our independent directors. The cash fees will accrue and will only be payable if and when we have assets of at least $2,500,000. Any accrued fees will be forfeited if the Director resigns his position with the Company. Mr. Replin will be compensated by Port Funding and will not receive any direct cash compensation from us. As Port Funding was recently formed, Mr. Replin has received no compensation from Port Funding. Mr. Replin's future compensation from Port Funding has not been determined and will depend upon the amount derived from its activities as our Manager. We have created a 2003 Stock Incentive Plan, which is described below. Mr. Replin and the other directors are eligible to participate in this Plan.

     Other than the agreements described above, we have no agreement or understanding, express or implied, with any officer or director regarding employment with us or compensation for services. Compensation of officers and directors will be determined by the Board of Directors and is not subject to stockholder approval. It is possible that we may grant stock options to officers and/or directors in the future.

     We have no retirement, pension, profit sharing or insurance or medical reimbursement plans covering our officers and directors, and we do not contemplate implementing any such plans in the foreseeable future.

2003 Stock Incentive Plan

     In November 2003, we adopted our 2003 Stock Incentive Plan. The purpose of the plan is to promote our interest and the interests of our stockholders by providing participants a significant stake in our performance and providing an opportunity for the participants to increase their holdings of our common stock. The plan is administered by the Option Committee, which consists of the Board or a committee of the Board, as the Board may from time to time designate, composed of not less than two members of the Board, each of whom shall be a director who is not employed by us. The Option Committee has the authority to select employees and consultants (which may include directors) to receive awards, to determine the number of shares of common stock covered by awards, and to set the terms and conditions of awards. The plan authorizes the grant of options to purchase up to 25,000 shares of our common stock. In addition to stock options, we may also offer a participant a right to purchase common stock subject to such restrictions and conditions as the Option Committee may determine at the time of grant. Such conditions may include continued services to us or the achievement of specified performance goals or objectives. No options or common stock have been issued pursuant to the plan.

Board Committees

     Our Board has established an audit committee and a corporate governance and nominating committee. Other committees may be established by our Board of Directors from time to time.

     Our Audit Committee is composed of two directors: W. Russell Owens and Stephan K. Tannenbaum. Mr. Tannenbaum is the chairman of the Audit Committee. The Board has determined that Mr. Tannenbaum qualifies as an "audit committee financial expert" as defined by the SEC. Our Audit Committee operates pursuant to a written charter adopted by the Board, which is included as an exhibit to the registration statement of which this prospectus is a part. Among other things, the Audit Committee oversees the processes or our accounting and financial reporting processes in compliance with our legal and regulatory requirements. Its duties include monitoring the integrity of our financial reporting system process and systems of internal controls regarding finance, accounting and legal compliance. The Audit Committee has the sole authority to appoint or replace the independent auditor.

     Our Corporate Governance and Nominating Committee has been established to assist the full Board in fulfilling its responsibilities to assure we are governed in a manner consistent with the interests of our stockholders. The members of our Corporate Governance and Nominating Committee are W. Russell Owens and Dr. Glen Zelkind. The Corporate Governance and Nominating Committee will advise the Board with respect to: (a) board organization, membership and function; (b) committee structure, membership and operations (including any committee authority to delegate the subcommittees); (c) succession planning for our executive officers; (d) making recommendations as to our corporate governance policies; and (e) other matters relating to corporate governance and the rights and interests of our stockholders.

     Our Board of Directors has established a code of ethics which is included as an exhibit to this Report. Among other matters, our Code of Ethics is designed to deter wrongdoing and to promote: (a) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional; (b) full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications; and (c) compliance with laws, rules and regulations applicable to us. A waiver of a provision of the code of ethics shall be requested whenever there is reasonable likelihood that a contemplated action will violate the code. Any waiver that constitutes a material departure from a provision of the code of ethics shall be publicly disclosed on a timely basis, to the extent required by applicable SEC rules.

Management Agreement with Port Funding

     Port Funding serves as our Manager and is responsible for loan originations, loan servicing and day-to-day operations, subject to the supervision of our Board of Directors. Stephen D. Replin, a director and our chief executive officer, is also chief executive officer, director and the principal stockholder of Port Funding. We do not expect to have any separate employees from Port Funding. We will have no ownership interest in Port Funding. Port Funding will have significant operating discretion as to the implementation of our business strategy and policies. Port Funding will be responsible for identifying and selecting our borrowers and for determining the terms of loans made to those borrowers.

     We have entered into a management agreement with Port Funding. The management agreement was not the result of an arms-length negotiation and the fees payable may exceed what we would pay to a third party. Port Funding will receive a management fee consisting of: (a) the mortgage loan origination fees or points, usually charged to a borrower upon the origination, extension or refinancing of a mortgage loan, up to 8% of the loan balance (calculated on an annualized basis) with any additional fees or points to be shared 50% to us and 50% to Port Funding. The amount of this fee will vary by borrowers, and may have a direct effect on the interest rate borrowers are willing to pay to us; (b) an amount equal to 50% of all late payment charges and other penalties from payments made by borrowers; (c) an amount equal to 50% of all regular (i.e. non-default) payments made by borrowers in excess of the prime rate plus 500 basis points; (d) an amount equal to 50% of all default interest payments made by borrowers; (e) an amount equal to 50% of all foreclosure proceeds (net of applicable costs and the principal amount due on the loan); and (vi) an amount equal to 50% of all equity participations. We will not pay any servicing fees to Port Funding.

     The mortgage loan origination fee or points will vary by borrower and may have a direct impact on the interest rate that borrowers are willing to pay. There is an inverse relationship between the origination fee and the interest rate so that the greater the origination fees, which are payable up front and directly to Port Funding, the lower the interest rate on the loan.

     As Manager, Port Funding will be responsible for originating, servicing and collecting all loans. In addition to servicing loans and administering our day-to-day operations, including performing administrative functions necessary to our management, Port Funding will also furnish reports regarding our lending activities and the performance of our portfolio of mortgage loans, counsel us in connection with policy decisions to be made by our Board and provide actions necessary for compliance by us with applicable regulatory requirements, including actions necessary for us to make required tax filings and to assist us in qualifying for, and maintaining REIT status.

     In performing its duties, Port Funding will be responsible for all of its expenses, including payment of salaries to Mr. Replin, Ms. Wages and other employees, office rent and all other administrative costs incurred in day-to-day operations. Expenses related to our corporate status and our status as a publicly-held company, will be our responsibility, and not the responsibility of Port Funding. These expenses would include our audit and legal fees, costs of reports to stockholders, transfer agent fees and director fees.

     The term of the management agreement is five years, and it will be renewed automatically for successive five-year periods unless a notice of non-renewal is provided. Upon non-renewal of the management agreement without cause, a termination fee will be paid to Port Funding in an amount equal to the greater of the fair value of the management agreement as determined by an independent appraiser, or 4% of our mortgage loan portfolio. We may also terminate the agreement for cause. Cause is defined as a reasonable determination by a majority of our unaffiliated directors that Port Funding has violated the management agreement in any material respect and has not cured the violation after notice and an opportunity to cure. The management agreement may also be terminated if Port Funding declares bankruptcy. In the event of termination for cause, no termination fee will be due to Port Funding.

     All prospective investors should be aware that the fee structure in the management agreement raises conflicts of interest. For example, the size of the mortgage origination fee may vary and may have a direct impact upon the interest rate the borrower is willing to pay, and therefore, on the interest income we would receive from the loan. In addition, the management agreement does not limit or restrict the right of Port Funding, or Mr. Replin, to engage in any business, including the mortgage business. However, it is provided in the management agreement that Port Funding and its officers may not provide services to a mortgage REIT unless a majority of our unaffiliated directors determine that the other mortgage REIT has operating policies and strategies different from ours. Furthermore, the responsibilities of Port Funding are limited in that it is required only to render services in good faith. Port Funding and its officers and directors will not be liable to us for any acts or omissions in connection with the management agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement. Similarly, we have agreed to indemnify Port Funding and its officers and directors with respect to all claims and damages arising from any acts or omissions made in good faith in the performance of Port Funding's duties under the management agreement which do not constitute bad faith, willful misconduct, gross negligence or reckless disregard of Port Funding's duties.

     The foregoing is a summary only of the material provisions of the management agreement. We believe that all of the material provisions of the management agreement have been included. The full text of the management agreement is included as an exhibit to this Report.

Information Regarding Port Funding

     Port Funding is a Colorado corporation and is headquartered in Denver, Colorado. Port Funding was recently organized and its sole business operations have consisted of preparing to be the Manager. Stephen D. Replin is the president, chief executive officer, director, principal stockholder and founder of Port Funding. Biographical information regarding Mr. Replin is set forth above in Item 9. Mr. Replin's business address is 222 Milwaukee Street, Suite 304, Denver, Colorado 80206.

Advisory Board

     We have established an Advisory Board to provide advice to our Board of Directors, management and the Manager regarding general economic and financial conditions, real estate markets, lending activities and such other matters as may be helpful to persons directing and administering our business affairs. The Advisory Board initially consists of two persons, Guy Coffey and Max Shapter. Biographical information regarding these persons is provided below. We expect to expand the membership of the Advisory Board in the future. Our Advisory Board members do not currently receive any compensation. Our Board of Directors plans to review whether stock or stock options should be granted to them, or cash payments made to them. Such determination will be based upon the Board's evaluation of the contributions made by the Advisory Board members.

     Guy Coffey is a partner with Coffey Owens Group LLC. He graduated with a Bachelor of Arts degree from St. Mary's University in 1988 and then earned a Master in International Management degree from the American Graduate School of International Management "Thunderbird" in 1992.

     His business background includes 6 years of entrepreneurship as a partner (with our director, W. Russell Owens) in the Coffey Owens Group LLC as well as 14 years of experience with such companies as Waste Management Inc. and Deutsche Telecom. In addition to holding operations and management positions in these firms, he had been involved in the analysis of acquisition and merger candidates.

         Frederick (Max) Shapter has served as a mortgage banker with CTX Mortgage (Centex Financial) in Nashville, Tennessee since 2001. Mr. Shapter is involved in originating various forms of residential mortgages and commercial brokerage, and specializes in complex structuring of loans using private and institutional funding. From 1997 to 2001, he was the President of Westwood Financial Group, Inc. in Tampa, Florida, a commercial lending brokerage and consulting firm. Mr. Shapter has studied engineering at Niagara University and architectural design at the Rochester Institute of Technology.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table presents information known to us regarding the beneficial ownership of our common stock at March 23, 2007. Presented in this table is information regarding each of our directors, all executive officers and directors as a group, and each other person known by us to be the beneficial owner of more than 5% of our common stock. Except as listed in the table, no person known to us is the beneficial owner of more than 5% of our outstanding shares.

           Name                                Number            Percent
           ----                                ------            -------
           W. Russell Owens                     1,375                .7%

           Stephen D. Replin                   42,002(1)           20.8

           Stephan K. Tannenbaum                  375                .2

           Dr. Glen Zelkind                     1,375                .7

           All officers  and  directors as     45,127              22.4
           a group (5 persons)

           Michael Altman and                  11,764               5.8

           Carol Altman

           Paul & Myrna Bottone                39,815              19.7
           -------------------------------------------------------------

(1)  Includes 2,000 shares owned by Regatta Capital Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Formation of the Company and Sales of Stock

     Our President and Chief Executive Officer, Stephen D. Replin, was the organizer of Del Mar in November 2003. In connection with our organization, Mr. Replin acquired 40,000 shares of our common stock for $15,000. In January and February 2004, W. Russell Owens, Stephen D. Replin, Stephan K. Tannenbaum and Dr. Glen Zelkind, directors of Del Mar, acquired an aggregate of 2,002 shares for $9,508, upon the same terms as other investors in private offerings of our common stock.

Management Agreement

     We have entered into a Management Agreement with Port Funding. Mr. Replin is the Chief Executive Officer, director and principal stockholder of Port Funding, and Ms. Wages is the Chief Financial Officer of Port Funding. The Management Agreement with Port Funding is described in the "Management Agreement with Port Funding" section in Item 10 above.

Conflicts of Interest

     Our Board of Directors and our officers are subject to certain provisions of Maryland law, which are designed to eliminate or minimize the effects of certain conflicts of interest. In addition, our bylaws provide that any sale, lease, loan, investment or other transaction between us and an interested party must be approved by a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) as being fair and reasonable to us. Similarly, it is our Board's policy that if any of our director or officers has any direct or indirect pecuniary interest in any loan we make or in any investment to be acquired or disposed of by us, or in any transaction to which we are a party or have an interest, the transaction must be approved by a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) as being fair and reasonable to us. We believe that by following these procedures, we will be able to mitigate the possible effect of these conflicts of interest.

     Mr. Replin is also President of Regatta Capital Limited, a company which has been engaged in making mortgage loans since 1988. Regatta Capital Limited plans to reduce its mortgage loan activities, and Mr. Replin plans to devote approximately 70% of his business time to Port Funding and 10% of his time to our company. In order to mitigate the effect of conflicts of interest, our Board of Directors has adopted a policy, and Port Funding, Mr. Replin and Regatta Capital Limited have agreed that, without the prior written consent of a majority of the directors not otherwise interested in the transaction (including a majority of independent directors), through June 24, 2009 (the initial term of the Management Agreement with Port Funding), none of Port Funding, Mr. Replin or Regatta Capital Limited will make mortgage loans in an amount which is less than 15% of our company's unrestricted cash and cash equivalents. The term cash equivalents does not include notes receivable. However, these persons would not be restricted from making loans that are in excess of 15% of our company's unrestricted cash and cash equivalents. The ability of Port Funding and Mr. Replin to engage in other business activities, including making mortgage loans through Regatta or other companies, could reduce the time and efforts spent by Port Funding on our management and may create conflicts of interest.

ITEM 13. EXHIBITS

     (b)  Exhibits:

     3.1  Articles of Incorporation*
     3.1(a) Articles of Amendment to Articles of Incorporation*
     3.2  Amended and Restated Bylaws*
     4.2  Specimen of Common Stock Certificate*
     10.2 Management Agreement with Port Funding Limited*
     10.3 Form of Cover letter and Subscription Agreement*
     10.4 2003 Stock Incentive Plan*

     10.5 Letter from Port Funding, Regatta Capital Limited and Stephen D. Replin, dated August 3, 2004*
     10.6 Consulting/Finder Compensation Agreement Between Philip D. Miller and Del Mar Income Partners, Ltd. Dated August 12, 2005*
     14.1 Code of Ethics*
     23.1 Consent of Schumacher & Associates, Inc.*
     99.1 Charter of the Audit Committee*
----------------------
*    Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Schumacher & Associates, Inc. Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2005 and 2004. Schumacher & Associates, Inc., has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

     Schumacher & Associates, Inc. was paid aggregate fees of $11,350 and $15,500 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees

     Schumacher & Associates, Inc., was not paid any additional fees for the fiscal years ended December 31, 2006 and December 31, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

     Schumacher & Associates, Inc. was not paid any fees for the fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

     Schumacher & Associates, Inc., was paid no other fees for professional services during the fiscal years ended December 31, 2006 and December 31, 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of April, 2007

                                            DEL MAR INCOME PARTNERS, LTD.


                                            /s/ Stephen D. Replin
                                            ---------------------
                                            Stephen D. Replin, President,
                                            Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                      Title                        Date

/s/ Stephen D. Replin
---------------------
Stephen D. Replin           President, Chief Executive Officer  April 10, 2007
                            and Director
                            (Principal Executive Officer)


             Name                      Title                        Date

/s/ Wanda E. Wages
------------------
Wanda E. Wages              Secretary and Treasurer             April 10, 2007
                            (Principal Financial and
                            Accounting Officer)

/s/ W. Russell Owens
--------------------
W. Russell Owens            Director                            March 30, 2007



--------------------
Dr. Glen Zelkind            Director                            April __, 2007


/s/ Stephan K. Tannenbaum
-------------------------
Stephan K. Tannenbaum       Director                            March 30, 2007