Form 10QSB
period 2007-03-31
DEL MAR INCOME PARTNERS LTD
filed 2007-05-15
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: March 31, 2007

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

We had 201,662 shares of our common stock outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (check one):     [ ] Yes   [X] No

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006             2

Statements of Operations -  for the three months ended March 31, 2007
  and 2006 (unaudited)                                                        3

Statements of Cash Flows - for the three months ended March 31, 2007
  and 2006 (unaudited)                                                        4

Notes to Financial Statements (unaudited) - March 31, 2007                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   7

Item 3.  Controls and Procedures                                             11

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   13

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                             March 31,   December 31,
                                                               2007         2006
                                                            (Unaudited) (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $  87,346    $  103,073
   Accrued interest receivable                                   1,773         3,727
   Prepaid management fees                                         842         1,154
   Notes receivable, current                                    99,386       225,621
                                                             ---------    ----------

         Total current assets                                  189,347       333,575

Notes receivable, non-current                                  338,230       194,285
Real estate held for sale                                      195,496       195,496
                                                             ---------    ----------

          Total assets                                       $ 723,073    $  723,356
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $   6,865    $   20,979
   Accrued expenses                                              9,319         6,000
   Accounts payable, related parties                            74,101        45,522
   Deferred income                                                 842         7,215
                                                             ---------    ----------

          Total liabilities (all current)                       91,127        79,716

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  836,842       836,842
   Accumulated (deficit)                                      (205,098)     (193,404)
                                                             ---------    ----------

          Total shareholders' equity                           631,946       643,640
                                                             ---------    ----------

          Total liabilities and shareholders' equity         $ 723,073    $  723,356
                                                             =========    ==========

    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three     For the three
                                                months ended       months ended
                                                  March 31,          March 31,
                                                    2007               2006
                                                -------------     -------------
Income:
   Interest income                              $      25,632      $     10,011
   Origination fee                                      6,373             4,704
   Other income                                           274             2,165
                                                -------------     -------------

                                                       32,279            16,880
                                                -------------     -------------
Expenses:
   Legal and accounting                                 9,306             5,000
   Professional fees                                      135             2,190
   Management fees                                     16,606             6,964
   Other                                                  424               356
                                                -------------     -------------

                                                       26,471            14,510
                                                -------------     -------------

Income from continuing operations               $       5,808     $       2,370
                                                -------------     -------------
Discontinued Operations:
    (Loss) from discontinued operations         $     (17,502)    $           -
                                                -------------     -------------

Net income (loss)                               $     (11,694)    $       2,370
                                                =============     =============
Net income (loss) per share:
   Continued operations                                  0.03              0.01
   Discontinued operations                              (0.09)             0.00
                                                -------------     -------------
                                                $       (0.06)     $       0.01
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.



                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                   For the three  For the three
                                                    months ended   months ended
                                                      March 31,      March 31,
                                                        2007           2006
                                                    ------------   ------------
Cash Flows From (Used in):
Operating Activities of Continued Operations:
     Net income (loss)                              $    (11,694)  $      2,370
     Less: Income (loss) from discontinued
           Operations                                     17,502             --
                                                    ------------    -----------
Net Income (loss) from Continuing operations               5,808          2,370
Adjustments to reconcile net income (loss) from
continuing operations to net cash used in
operating activities of continuing operations:
      Decrease in accrued interest receivable              1,954          2,252
     (Increase) in deferred offering costs                    --        (28,300)
     (Increase)decrease in prepaid expenses                  312         (3,465)
      Increase(Decrease) in accounts payable              17,784         (3,728)
      Increase(Decrease) in deferred income               (6,373)         3,296
                                                    ------------   ------------
Net Cash provided by (used in) operating activities
 of continuing operations                                 19,485        (27,575)
                                                    ------------   ------------
Cash flow from (Used in):
Investing activities of Continuing Operations:
  Repayments of notes receivable                          (17,710)       (14,192)
                                                    ------------   ------------
Net cash (used in) investing activities of
 continuing operations                                   (17,710)       (14,192)
                                                    ------------   ------------
Net Cash (used in) financing activities of
 Continuing operations                                        --             --
                                                    ------------   ------------
Discontinued operations:
  Investing Activities of Discontinued Operations        (17,502)            --
                                                    ------------   ------------
Net Cash provided by (used in) discontinued
 Operations                                              (17,502)           --

Net (Decrease) in cash and cash equivalents              (15,727)       (41,767)
  Cash at beginning of period                            103,073        252,058
                                                    ------------   ------------

  Cash at end of period                             $     87,346   $    210,291
                                                    ============   ============

  Interest paid                                     $         --   $         --
                                                    ============   ============

  Income taxes paid                                 $         --   $         --
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2007
                                   (UNAUDITED)


1.  Unaudited Statements

   The Balance Sheet as of March 31, 2007, the Statements of Operations and the Statements of Cash Flows for the three month period ended March 31, 2007 and 2006, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2007, and for all periods presented, have been made.

   It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.  Notes Receivable

   As of March 31, 2007, the Company had notes receivable totaling $437,616. A summary of mortgage loans outstanding is as follows:

                                                                                       Principal  Interest   Interest
                                                                                       Amount of  Income     Income
                                Final                                       Carrying   Loan       Included   Excluded
                                Maturity     Periodic            Face       Amount of  Subject    in Net     from Net
                     Interest      Date      Payment    Prior    Amount of   Mortgage  to         Income     Income
Description          Rate                     Terms      Liens    Mortgage             Delinquent for Three  for Three
                                                                                       Principal  Months     Months
                                                                                       or          3/31/07    3/31/07
                                                                                        Interest
Note secured by a
commercial loan 1st  Prime                   Monthly
deed of trust        plus                   interest
                     8.875%     02/01/06    payments       None     135,000    135,500   135,500      20,000    24,390

Note secured by a    Prime                   Monthly
commercial loan 1st  plus                    interest
deed of trust        8.875%     02/01/07     payments       None    135,000    133,265    133,265       -145          -

                                           One payment
Unsecured note       Prime                     plus
                     plus                    accrued
                     8.875%     02/01/07    interest        None      7,745      7,745      7,745          -         -

Note secured by a                            Monthly
mortgage loan 1st                           principal
deed of trust                                  and
                     9.785%                  interest
                                09/01/08      pymts         None     62,313     62,107       None      1,515          -
Note secured by a
mortgage loan 1st    Prime                   Monthly
deed of trust        plus                    interest
                     6.625%     05/01/07     payments       None     99,000     99,000       None      3,681          -

       Total                                                       $439,058   $437,616   $276,510    $25,051   $ 24,390

     In addition to the $25,051 interest income received on notes receivable, the Company also received $581 interest income from its interest bearing bank accounts, totaling $25,632 interest income for the three months ended March 31, 2007.

     The Company's notes receivable balance of $135,500, 133,265 and $7,745 are currently in default. Management believes that these loans are not impaired due to the collateral received, and therefore, no impairment has been recognized. (See Note 5)

     The Company's notes receivable balances of $62,107 and $99,000 are current and management believes that the collateral is sufficient for the balances receivable.

3.  Origination Fee Income

     Origination fees are being amortized over the life of the loans. As of March 31, 2007, the Company had deferred income totaling $842 and recognized $6,373 in origination fee income during the three months ended March 31, 2007. Also at March 31, 2007, the Company had prepaid management fees of $842 related to the origination fees.


4.   Litigation

     During the year ended December 31, 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500. Management believes that this lawsuit will not result in any impairment of collateral or the mortgage position in the property. The title insurance company is defending the lawsuit. As management does not believe that there is any financial exposure to the principal balance due, no liability has been recorded relating to this matter at March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made nine sets of mortgage loans through March 31, 2007. Our first set of four loans was made in May 2004 and consisted of four loans, each of which was secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The loans were not paid when due, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers. As of September 30, 2006, we have sold two of the properties and are attempting to sell the remaining two properties. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000, which is greater than the $221,112 principal amount of the loan.
However, there is no assurance that the properties can be resold for the appraised value and any sale will involve commissions and other expenses of sale. We set up an allowance of $50,900 on our balance sheet at December 31, 2005 to cover anticipated holding and selling costs. The allowance consists of the following estimated amounts: $4,000 for insurance costs; $2,000 for property taxes; $24,900 for closing costs of sale, including brokerage commissions and title work; $6,000 for legal fees; $6,000 for maintenance; and $8,000 for holding and miscellaneous costs.

In July 2006, two of the St. Joseph, Missouri properties were sold. In the case of one of the sales, we carried back the loan. The promissory note provides for interest at 9.875% for two years with a balloon payment of all principal and accrued interest due on September 1, 2008. This loan is current. The original principal balance of the loan was $62,313 and as of March 31, 2007 the principal balance due is $62,107.

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

We made two loans in August 2005. Each of the two loans is in the principal amount of $135,000, and provides for interest at prime plus 8.875%, but not less than 14%. The loan that is secured by property in Elkhart, Indiana provides for monthly payments of interest and $1,500 of principal and is due August 1, 2006. This loan is currently in default and the property is the subject of litigation. We plan to commence foreclosure proceedings. The loan that is secured by property in Asheboro, North Carolina provides for monthly payments of interest only with a balloon payment of all principal and accrued interest due on September 1, 2006. This loan has been extended for six months to February 1, 2007. Payments are $2,500.00 per month, applied first to interest and remaining amount to principal. This loan is currently in default and we have commenced foreclosure proceedings.

In April 2006, we made a loan for $110,000, which is secured by a first mortgage on a restaurant located in Leadville, Colorado. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.125%, but not less than 13.875%. Payments are $2,000 monthly and represent interest at the applicable rate, with the remaining applied towards principal until maturity on May 1, 2007. In December, 2006, this loan was in default and the borrower executed a Deed in lieu of Foreclosure.

In November, 2007, we made a loan for $99,000, which is secured by a first mortgage on a Single-family home located in Slidell, Louisiana. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.625%, but not less than 14.875%. Payments of interest only are due monthly until maturity on May 1, 2007.

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


Comparison of the Three Month Periods Ended March 31, 2007 and March 31, 2006.
--------------------------------------------------------------------------------

Income for the three months ended March 31, 2007 totaled $32,279, a $15,399 or 91% percent increase over the comparable period in 2006. Income primarily consisted of interest income for the period ended March 31, 2007 and 2006. Expenses for the three months ended March 31, 2007 totaled $26,471, a $11,961 or 82% increase over the comparable period in 2006.

Liquidity and Capital Resources
-------------------------------

At March 31, 2007, we had current assets of $189,347 and current liabilities of $91,127, resulting in working capital of $98,220.

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

Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At March 31, 2007, we had four mortgage loans receivable from four individuals totaling approximately
$437,616. As of March 31, 2007, the $135,000 North Carolina note and the $135,500 South Bend, Indiana note are in default. The weighted average interest rate on mortgagee notes receivable is approximately 10.5% per annum.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2006 and March 31, 2007, the cash or cash equivalents in financial institutions were not in excess of amounts insured by agencies of the U.S. Government.

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

PART II  Other Information

Item 1. Legal Proceedings

In March 2006, a action was commenced against us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate, which serves as collateral for a mortgage loan made by us to the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. We were also named as defendant because of our mortgage on the property. The plaintiff sought an injunction prohibiting the sale of the real estate during the pendancy of the litigation. The injunction was granted effective upon the plaintiff filing with the court evidence of the giving of security in the form of a bond in the amount $170,000. To date, the plaintiff has failed to post the bond. Depositions in the case have been set for May, 2007.

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


                          Del Mar Income Partners, Ltd.


Date:  May 10, 2007           By: /s/ Stephen D. Replin
                                  ---------------------------------------------
                              Name:   Stephen D. Replin
                              Title:  President and Chief Executive Officer


Date:  May 10, 2007           By: /s/ Wanda E. Wages
                                  ---------------------------------------------
                              Name:   Wanda E. Wages
                              Title:  Secretary and Treasurer