Form 10QSB
period 2007-06-30
DEL MAR INCOME PARTNERS LTD
filed 2007-08-14
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2007

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

We had 201,662 shares of our common stock outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (check one):        [ ] Yes [X] No

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006              1

Statement of Operations -  for the three months ended June 30, 2007
  and 2006 (unaudited)                                                        2

Statement of Operations -  for the six months ended June 30, 2007             3
  and 2006 (unaudited)

Statements of Cash Flows - for the six months ended June 30, 2007
  and 2006 (unaudited)                                                        4

Notes to Financial Statements (unaudited) - June 30, 2007                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   7

Item 3.  Controls and Procedures                                             11

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   13

PART I --  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                             June 30,    December 31,
                                                               2007         2006
                                                            (Unaudited)  (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $  79,151    $  103,073
   Accrued interest receivable                                     504         3,727
   Prepaid management fees                                           -         1,154
   Notes receivable, current                                   123,636       225,621
                                                             ---------    ----------

         Total current assets                                  203,291       333,575

Notes receivable, non-current                                  436,888       194,285
Real estate held for sale                                      106,392       195,496
                                                             ---------    ----------

          Total assets                                       $ 746,571    $  723,356
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $  14,616    $   20,979
   Accrued expenses                                              1,500         6,000
   Accounts payable, related parties                            73,602        45,522
   Deferred income                                              33,430         7,215
                                                             ---------    ----------

          Total liabilities (all current)                      123,148        79,716

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  836,842       836,842
   Accumulated (deficit)                                      (213,621)     (193,404)
                                                             ---------    ----------

          Total shareholders' equity                           623,423       643,640
                                                             ---------   ----------

          Total liabilities and shareholders' equity         $ 746,571    $  723,356
                                                             =========    ==========


    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three      For the three
                                                months ended       months ended
                                                  June 30,           June 30,
                                                    2007               2006
                                                -------------     -------------
Income:
   Interest income                              $       1,341      $      9,572
   Origination fee                                        842             7,741
   Other income                                           800               777
                                                -------------     -------------

                                                        2,983            18,090
                                                -------------     -------------
Expenses:
   Legal and accounting                                 7,298             1,500
   Professional fees                                      135                 -
   Management fees                                      1,242             8,172
   Filing fees                                          1,133               305
   Other                                                    9                30
                                                -------------     -------------

                                                        9,817            10,007
                                                -------------     -------------

Income (loss) from continuing operations        $      (6,834)    $       8,083
                                                -------------     -------------
Discontinued Operations:
    (Loss) from discontinued operations         $      (1,689)    $      (5,667)
                                                -------------    -------------

Net income (loss)                               $      (8,523)    $       2,416
                                                =============    =============
Net income (loss) per share
   Continued operations                                 (0.03)             0.04
   Discontinued operations                              (0.01)            (0.03)
                                                -------------    -------------
                                                $       (0.04)     $       0.01
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============



   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the six        For the six
                                                months ended       months ended
                                                  June 30,           June 30,
                                                    2007               2006
                                                -------------     -------------
Income:
   Interest income                              $      26,974      $     19,584
   Origination fee                                      7,215            12,444
   Other income                                         1,872             2,943
                                                -------------     -------------

                                                       36,061            34,971
                                                -------------     -------------
Expenses:
   Legal and accounting                                16,603             6,500
   Professional fees                                      270             2,190
   Management fees                                     17,849            15,136
   Filing fees                                          1,433               305
   Other                                                  132               386
                                                -------------     -------------

                                                       36,287            24,517
                                                -------------     -------------

Income (loss) from continuing operations        $        (226)    $      10,454
                                                -------------     -------------
Discontinued Operations:
    (Loss) from discontinued operations         $     (19,991)    $      (5,667)
                                                -------------    -------------

Net income (loss)                               $     (20,217)    $       4,787
                                                =============    =============
Net income (loss) per share:
   Continued operations                                  0.00              0.05
   Discontinued operations                              (0.10)            (0.03)
                                                -------------    -------------
                                                $       (0.10)     $       0.02
                                                =============     =============
Weighted average shares of common
   common stock outstanding                           201,662           201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                    For the six    For the six
                                                    months ended   months ended
                                                      June 30,        June 30,
                                                        2007           2006
                                                    ------------   ------------
Cash Flows From (Used in):
Operating Activities of Continued Operations:
     Net income (loss)                              $    (20,217)  $      4,787
     Less: Income (loss) from discontinued
           Operations                                    (19,991)        (5,667)
                                                    ------------   ------------
Net Income (loss) from Continuing operations                (226)        10,454
Adjustments to reconcile net income (loss) from
continuing operations to net cash used in
operating activities of continuing operations:
      Decrease in accrued interest receivable              3,223          1,049
     (Increase) in deferred offering costs                    --        (42,390)
     (Increase)decrease in prepaid expenses                1,154         (2,146)
      Increase in accounts payable                        17,217         18,661
      Increase in deferred income                         26,215          1,556
                                                    ------------   ------------
Net Cash provided by (used in) operating activities
 of continuing operations                                 47,583        (12,816)
                                                    ------------   ------------
Cash flow from (Used in):
Investing activities of Continuing Operations:
  Repayments of notes receivable                         (51,514)      (121,697)
                                                    ------------   ------------
Net cash (used in) investing activities of
 continuing operations                                   (51,514)      (121,697)
                                                    ------------   ------------
Net Cash (used in) financing activities of
 Continuing operations                                        --            --
                                                    ------------   ------------
Discontinued operations:
  Investing Activities of Discontinued Operations        (19,991)        (5,667)
                                                    ------------   ------------
Net Cash (used in) discontinued Operations               (19,991)        (5,667)

Net (Decrease) in cash and cash equivalents              (23,922)      (140,180)
  Cash at beginning of period                            103,073        252,058
                                                    ------------   ------------

  Cash at end of period                             $     79,151   $    111,878
                                                    ============   ============

  Interest paid                                     $         --   $         --
                                                    ============   ============

  Income taxes paid                                 $         --   $         --
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007
                                   (UNAUDITED)

1.   Unaudited Statements

     The Balance Sheet as of June 30, 2007, the Statements of Operations and the Statements of Cash Flows for the three month and six month periods ended June 30, 2007 and 2006, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2007, and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company's Annual report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.   Notes Receivable

     As of June 30, 2007, the Company had notes receivable totaling $560,524. A summary of mortgage loans outstanding is as follows:

                                                                                       Principal  Interest   Interest
                                                                                       Amount of  Income     Income
                                  Final                                     Carrying   Loan       Included   Excluded
                                  Maturity   Periodic            Face       Amount of  Subject    in Net     from Net
                     Interest     Date       Payment    Prior    Amount of  Mortgage   to         Income     Income
Description          Rate                    Terms      Liens    Mortgage              Delinquent for Six    for Six
                                                                                       Principal  Months     Months
                                                                                       or         6/30/07    6/30/07
                                                                                       Interest
Note secured by a
commercial loan 1st  Prime                   Monthly
deed of trust        plus                    interest
                     8.875%     08/01/06     payments    None    135,000    135,500    135,500     20,000     24,390

Note secured by a    Prime                   Monthly
commercial loan 1st  plus                    interest
deed of trust        8.875%     02/01/07     payments    None    135,000    133,265    133,265       -145          0

                                             One payment
Unsecured note       Prime                   plus
                     plus                    accrued
                     8.875%     02/01/07     interest    None      7,745      7,745      7,745       None          0

Note secured by a                            Monthly
mortgage loan 1st                            principal
deed of trust                                and
                     9.875%     09/01/08     interest    None     62,313     62,015       None      3,027          0
                                             pymts

Note secured by a
mortgage loan 1st    Prime                   Monthly
deed of trust        plus                    interest    None     99,000     99,000       None      3,013          0
                     6.625%     05/01/07     payments

Note secured by a
mortgage loan 1st                            Monthly
deed of trust        8.81%      06/01/08     interest    None    123,000    123,000       None          0          0
                                             payments

Total                                                           $562,058   $560,524   $276,510    $25,895   $ 24,390
                                                                                                            --------

     In addition to the $25,895 interest income received on notes receivable, the Company also received $1,079 interest income from its interest bearing bank accounts, totaling $26,974 interest income for the six months ended June 30, 2007.

     The Company's note receivable balance of $135,500, $133,265, $99,000, and $7,745 are currently in default. Management believes that these loans are not impaired due to the collateral received, and therefore, no impairment has been recognized. (See Note 5)

     The Company's notes receivable balances of $62,107 and $123,000 are current and management believes that the collateral is sufficient for the balances receivable.


3.   Deferred Income

     Origination fees are amortized over the life of the loans. As of June 30, 2007, the Company had deferred origination fee income totaling $-0- and recognized $7,215 in origination fee income during the six months ended June 30, 2007. Also at June 30, 2007, the Company had prepaid management fees of $-0- related to the origination fees.

     On June 1, 2007, the Company sold its properties located in St. Joseph, Missouri, resulting in a gain of $33,430. The Company carried back a note for the full selling price of $123,000. In accordance with SFAS 66 "Accounting for Sales of Real Estate", the installment method is being used for recognition of profit. At June 30, 2007, the Company had not recognized any income from the sale of these properties, and had $33,430 in deferred income.

4.   Litigation

     During the year ended December 31, 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500. Management believes that this lawsuit will not result in any impairment of our collateral or our mortgage position in the property. The title insurance company is defending the lawsuit. As management does not believe that there is any financial exposure to its principal balance due, no liability has been recorded relating to this matter at June 30, 2007.

5.   Subsequent Event

     The Leadville, Colorado property, held for resale, was sold on July 27, 2007. The Company carried back a note for $175,500 due in full on October 27, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made ten sets of mortgage loans through June 30, 2007. Our first set of loans was made in May 2004. Each of these loans was secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000, which is greater than the $221,112 principal amount of the loan. However, there is no assurance that the properties can be resold for the appraised value and any sale will involve commissions and other expenses of sale. We set up an allowance of $50,900 on our balance sheet at December 31, 2005 to cover anticipated holding and selling costs. The allowance consists of the following estimated amounts: $4,000 for insurance costs; $2,000 for property taxes; $24,900 for closing costs of sale, including brokerage commissions and title work; $6,000 for legal fees; $6,000 for maintenance; and $8,000 for holding and miscellaneous costs.

In July 2006, two of the St. Joseph, Missouri properties were sold. In the case of one of the sales, we carried back the loan. The promissory note provides for interest at 9.875% for two years with a balloon payment of all principal and accrued interest due on September 1, 2008. This loan is current. The original principal balance of the loan was $62,313 and as of June 30, 2007 the principal balance due is $62,015.

In June 2007, we sold the remaining two houses in St. Joseph, Missouri for $123,000 and carried back the loan for a period of one year. The promissory note for this loan provides for interest only payments of $902.67 per month starting September 1, 2007.

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

We made two loans in August 2005. Each of the two loans is in the principal amount of $135,000, and provides for interest at prime plus 8.875%, but not less than 14%. The loan that is secured by property in Elkhart, Indiana provides for monthly payments of interest and $1,500 of principal and is due August 1, 2006. This loan is currently in default and the property is the subject of litigation. We plan to commence foreclosure proceedings. The loan that is secured by property in Asheboro, North Carolina provides for monthly payments of interest only with a balloon payment of all principal and accrued interest due on September 1, 2006. This loan was extended for six months to February 1, 2007. Payments are $2,500 per month, applied first to interest and remaining amount to principal. This loan is currently in default. We commenced foreclosure proceedings; the borrower filed a Chapter 13 bankruptcy and has submitted a payment plan that is being considered by the bankruptcy court.

In April 2006, we made a loan for $110,000, which is secured by a first mortgage on a restaurant located in Leadville, Colorado. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.125%, but not less than 13.875%. Payments are $2,000 monthly and represent interest at the applicable rate, with the remaining applied towards principal until maturity on May 1, 2007. In December, 2006, this loan was in default. The borrower executed a Deed in lieu of foreclosure and we acquired the property. We sold the property on July 27, 2007 for $175,500, and the buyer made a note to us for the full purchase price. The note is due in full on October 27, 2007.

In November 2006, we made a loan for $99,000, which is secured by a first mortgage on a Single-family home located in Slidell, Louisiana. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.625%, but not less than 14.875%. Payments of interest only are due monthly until maturity on May 1, 2007. This loan is being extended for an additional six months.

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


Comparison of the Three Month Periods Ended June 30, 2007 and June 30, 2006.
--------------------------------------------------------------------------------

Income for the three months ended June 30, 2007 totaled $2,983, a $15,107 or 84% percent decrease over the comparable period in 2006. Income primarily consisted of interest income for the period ended June 30, 2007 and 2006. Expenses for the three months ended June 30, 2007 totaled $9,817, a $190 or 2% decrease over the comparable period in 2006.

Comparison of the Six Month Periods Ended June 30, 2007 and June 30, 2006.
--------------------------------------------------------------------------

Income for the six months ended June 30, 2007 totaled $36,061, a $1,090 or 3% percent increase over the comparable period in 2006. Income primarily consisted of interest income for both periods. Expenses for the six months ended June 30, 2007 totaled $36,287, a $11,770 or 48% increase over the comparable period in 2006. Management fees of $17,849 and legal and accounting fees of $16,603 were the largest components for the six months ended June 30, 2007. Management fees were $15,136 and legal and accounting fees were $6,500 for the six months ended June 30, 2006. We had a net loss of ($20,217) for the six months ended June 30, 2007 as compared to a net profit of $4,787 for the six months ended June 30, 2006.


Liquidity and Capital Resources
-------------------------------

At June 30, 2007, we had current assets of $202,655 and current liabilities of $123,148, resulting in working capital of $79,507.

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

In August 2004, we completed a private placement of our common stock at $6.25 per share. The price per share was determined arbitrarily by our Board and does not necessarily have any relationship to our book value, operating results or any recognized standard of value. We did not obtain a contemporaneous valuation by an unrelated valuation specialist in connection with our private placement at $6.25 per share. We may obtain additional funding, from time to time, through additional offerings, which may consist of common stock, investment notes, and other securities.

Due to absence of funding, we have not made new loans recently, except for carry backs of notes in connection with defaulted loans. As a result, we are currently reevaluating our strategy and may consider other strategic alternatives, including sale or liquidation of our company, sale or distribution of assets, dividends to shareholders, merger or other forms of business combinations, or other funding.

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

Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At June 30, 2007, we had five mortgage loans receivable from five individuals totaling approximately $560,524. As of June 30, 2007, the $135,000 North Carolina note and the $135,500 South Bend, Indiana note are in default. The weighted average interest rate on mortgagee notes receivable is approximately 10.5% per annum.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2006 and June 30, 2007, the cash or cash equivalents in financial institutions were not in excess of amounts insured by agencies of the U.S. Government.


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


                             Del Mar Income Partners, Ltd.


Date:  August 14, 2007          By: /s/ Stephen D. Replin
                                ---------------------------------------------
                                Name:   Stephen D. Replin
                                Title:  President and Chief Executive Officer


Date:  August 14, 2007          By: /s/ Wanda E. Wages
                                ---------------------------------------------
                                Name:   Wanda E. Wages
                                Title:  Secretary and Treasurer