Form 10QSB
period 2007-09-30
DEL MAR INCOME PARTNERS LTD
filed 2007-11-09
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: September 30, 2007

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

We had 201,662 shares of our common stock outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (check one):      [ ] Yes   [X] No

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Balance Sheets - September 30, 2007 (unaudited) and December 31, 2006         1

Statement of Operations -  for the three months ended September 30, 2007
  and 2006 (unaudited)                                                        2

Statement of Operations -  for the nine months ended September 30, 2007       3
  and 2006 (unaudited)

Statements of Cash Flows - for the nine months ended September 30, 2007
  and 2006 (unaudited)                                                        4

Notes to Financial Statements (unaudited) - September 30, 2007                5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   7

Item 3.  Controls and Procedures                                             11

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   13

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                             Sept 30,    December 31,
                                                               2007         2006
                                                            (Unaudited)  (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $  81,575    $  103,073
   Accrued interest receivable                                   2,893         3,727
   Prepaid management fees                                       5,000         1,154
   Notes receivable, current                                   419,656       225,621
                                                             ---------    ----------

         Total current assets                                  509,124       333,575

Notes receivable, non-current                                  337,794       194,285
Real estate held for sale                                            -       195,496
                                                             ---------    ----------

          Total assets                                       $ 846,918    $  723,356
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $  15,292    $   20,979
   Accrued expenses                                              1,500         6,000
   Accounts payable, related parties                            82,670        45,522
   Deferred income                                             110,230         7,215
                                                             ---------    ----------

          Total liabilities (all current)                      209,692        79,716

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  836,842       836,842
   Accumulated (deficit)                                      (199,818)     (193,404)
                                                             ---------    ----------

          Total shareholders' equity                           637,226       643,640
                                                             ---------   ----------

          Total liabilities and shareholders' equity         $ 846,918    $  723,356
                                                             =========    ==========

    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three      For the three
                                                months ended       months ended
                                                  Sept 30,           Sept 30,
                                                    2007               2006
                                                -------------     -------------
Income:
   Interest income                              $      22,330      $      8,233
   Origination fee                                     10,000             3,929
                                                -------------     -------------

                                                       32,330            12,162
                                                -------------     -------------
Expenses:
   Legal and accounting                                 3,485             1,500
   Professional fees                                      305               309
   Management fees                                     10,668             4,689
   Other                                                  329               140
                                                -------------     -------------

                                                       14,787             6,638
                                                -------------     -------------

Income from continuing operations               $      17,543     $       5,524
                                                -------------     -------------
Discontinued Operations:
    Income (loss) from discontinued operations  $      (3,740)    $      27,457
                                                -------------     -------------

Net income (loss)                               $      13,803     $      32,981
                                                =============     =============
Net income (loss) per share:
   Continued operations                                 0.087             0.027
   Discontinued operations                             (0.019)            0.136
                                                -------------     -------------
                                                $        0.07     $        0.16
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the nine       For the nine
                                                months ended       months ended
                                                  Sept 30,           Sept 30,
                                                    2007               2006
                                                -------------     -------------
Income:
   Interest income                              $      49,576      $     29,060
   Origination fee                                     17,215            16,373
   Inspection fee                                           -               500
                                                -------------     -------------

                                                       66,791            45,933
                                                -------------     -------------
Expenses:
   Legal and accounting                                20,088             6,800
   Professional fees                                      575             2,499
   Management fees                                     28,517            19,825
   Other                                                1,809               831
                                                -------------     -------------

                                                       50,989            29,955
                                                -------------     -------------

Income from continuing operations               $      15,802     $      15,978
                                                -------------     -------------
Discontinued Operations:
    Income (loss) from discontinued operations  $     (22,216)    $      21,790
                                                -------------     -------------

Net income (loss)                               $      (6,414)    $      37,768
                                                =============     =============
Net income (loss) per share:
   Continued operations                                 0.078             0.079
   Discontinued operations                             (0.110)            0.108
                                                -------------     -------------
                                                $       (0.03)    $        0.19
                                                =============     =============
Weighted average shares of common
   common stock outstanding                           201,662           201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                    For the nine   For the nine
                                                    months ended   months ended
                                                      Sept 30,        Sept 30,
                                                        2007           2006
                                                    ------------   ------------
Cash Flows From (Used in):
Operating Activities of Continued Operations:
     Net income (loss)                              $     (6,414)  $     37,768
     Less: Income (loss) from discontinued
           Operations                                    (22,216)        21,790
                                                    ------------   ------------
Net Income (loss) from Continuing operations              15,802         15,978
Adjustments to reconcile net income (loss) from
continuing operations to net cash used in
operating activities of continuing operations:
      Decrease in accrued interest receivable                834          1,759
     (Increase) in deferred offering costs                    --        (46,369)
     (Increase)decrease in prepaid expenses               (3,846)         1,783
      Increase in accounts payable                        26,961         12,540
      Increase (decrease) in deferred income              (2,215)         3,688
                                                    ------------   ------------
Net Cash provided by (used in) operating activities
 of continuing operations                                 37,536        (10,621)
                                                    ------------   ------------
Cash flow from (Used in):
Investing activities of Continuing Operations:
  Net investments (repayments) of notes receivable       (39,045)       (99,825)
                                                    ------------   ------------
Net cash (used in) investing activities of
 continuing operations                                   (39,045)       (99,825)
                                                    ------------   ------------
Net Cash (used in) financing activities of
 Continuing operations                                        --         (1,000)
                                                    ------------   ------------
Discontinued operations:
  Investing Activities of Discontinued Operations        (19,989)        21,790
                                                    ------------   ------------
Net Cash (used in) discontinued Operations               (19,989)        21,790

Net (Decrease) in cash and cash equivalents              (21,498)       (89,656)
  Cash at beginning of period                            103,073        252,058
                                                    ------------   ------------
  Cash at end of period                             $     81,575   $    162,402
                                                    ============   ============
  Interest paid                                     $         --   $         --
                                                    ============   ============
  Income taxes paid                                 $         --   $         --
                                                    ============   ============
Supplemental Non-cash Transactions

   Exchange of real estate for notes receivable     $    195,496   $         --
   Exchange of origination fees for note receivable $     21,520   $         --


   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)

1.   Unaudited Statements

     The Balance Sheet as of September 30, 2007, the Statements of Operations and the Statements of Cash Flows for the three month and nine month periods ended September 30, 2007 and 2006, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2007, and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company's Annual report on Form 10-KSB, filed with the Securities and Exchange Commission.


2.   Notes Receivable

     As of September 30, 2007, the Company had notes receivable totaling $757,450. A summary of mortgage loans outstanding is as follows:

                                                                                         Principal  Interest   Interest
                                                                                         Amount of  Income     Income
                                Final                                         Carrying   Loan       Included   Excluded
                                Maturity     Periodic              Face       Amount of  Subject    in Net     from Net
                     Interest   Date         Payment      Prior    Amount of  Mortgage   to         Income     Income
Description          Rate                    Terms        Liens    Mortgage              Delinquent for Nine   for Nine
                                                                                         Principal  Months     Months
                                                                                         or         9/30/07    9/30/07
                                                                                         Interest
Note secured by a    Prime                   Monthly
commercial loan 1st  plus                    interest
deed of trust        8.875%     02/01/06     payments       None    135,000    135,500    135,500     20,000     36,585

Note secured by a    Prime                   Monthly
commercial loan 1st  plus                    interest
deed of trust        8.875%     02/01/07     payments       None    135,000    133,265    133,265       -145          0

                                             One payment
Unsecured note       Prime                   plus
                     plus                    accrued
                     8.875%     02/01/07     interest       None      7,745      7,745      7,745       None          0

Note secured by a                            Monthly
mortgage loan 1st                            principal
deed of trust                                and
                     9.785%                  interest
                                09/01/08     pymts          None     62,313     61,921       None      4,537          0


Note secured by a
mortgage loan 1st    Prime                   Monthly
deed of trust        plus                    interest
                     6.625%     11/30/07     payments       None    120,520    120,520       None     18,847          0

Note secured by a
mortgage loan 1st                            Monthly
deed of trust        8.81%      06/01/08     interest       None    123,000    123,000       None      1,805          0
                                             payments

Note secured by a                            Monthly
mortgage loan 1st                            interest
deed of trust        11.4%      11/27/07     payments       None    175,500    175,500       None      3,000          0

       Total                                                       $759,078   $757,450  $ 276,510    $48,044   $ 36,585

     In addition to the $48,044 interest income received on notes receivable, the Company also received $1,532 interest income from its interest bearing bank accounts, totaling $49,576 interest income for the nine months ended September 30, 2007.

     The Company's note receivable balance of $135,500, $133,265, and $7,745 are currently in default. Management believes that these loans are not impaired due to the collateral received, and therefore, no impairment has been recognized. (See Note 5)

     The Company's notes receivable balances of $62,107, 120,250, 123,000, and $175,500 are current and management believes that the collateral is sufficient for the balances receivable.


3.   Deferred Income

     Origination fees are amortized over the life of the loans. As of September 30, 2007, the Company had deferred origination fee income totaling $5,000 and recognized $17,215 in origination fee income during the nine months ended September 30, 2007. Also at September 30, 2007, the Company had prepaid management fees of $5,000 related to the origination fees.

     On June 1, 2007, the Company sold its properties located in St. Joseph, Missouri, resulting in a gain of $33,430. The Company carried back a note for the full selling price of $123,000. In accordance with SFAS 66 "Accounting for Sales of Real Estate", the installment method is being used for recognition of profit. At September 30, 2007, the Company had not recognized any income from the sale of these properties, and had $33,430 in deferred income.

     On July 27, 2007, the Company sold its property located in Leadville, Colorado at a selling price of $195,000, resulting in a gain of $81,825. The Company carried back a note for $175,500. In accordance with SFAS 66 "Accounting for Sales of Real Estate", the installment method is being used for recognition of profit. At September 30, 2007, the Company recognized $10,024 in income from the sale of this property, and had $71,801 in deferred income.


4.   Litigation

     During the year ended December 31, 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500. Management believes that this lawsuit will not result in any impairment of our collateral or our mortgage position in the property. The title insurance company is defending the lawsuit. As management does not believe that there is any financial exposure to its principal balance due, no liability has been recorded relating to this matter at September 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made eleven sets of mortgage loans through September 30, 2007. Our first set of loans was made in May 2004. Each of these loans was secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000, which is greater than the $221,112 principal amount of the loan. However, there is no assurance that the properties can be resold for the appraised value and any sale will involve commissions and other expenses of sale. We set up an allowance of $50,900 on our balance sheet at December 31, 2005 to cover anticipated holding and selling costs. The allowance consists of the following estimated amounts: $4,000 for insurance costs; $2,000 for property taxes; $24,900 for closing costs of sale, including brokerage commissions and title work; $6,000 for legal fees; $6,000 for maintenance; and $8,000 for holding and miscellaneous costs.

In July 2006, two of the St. Joseph, Missouri properties were sold. In the case of one of the sales, we carried back the loan. The promissory note provides for interest at 9.875% for two years with a balloon payment of all principal and accrued interest due on September 1, 2008. This loan is current. The original principal balance of the loan was $62,313 and as of September 30, 2007 the principal balance due is $61,921.

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

In April 2006, we made a loan for $110,000, which is secured by a first mortgage on a restaurant located in Leadville, Colorado. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.125%, but not less than 13.875%. Payments are $2,000 monthly and represent interest at the applicable rate, with the remaining applied towards principal until maturity on May 1, 2007. In December, 2006, this loan was in default. The borrower executed a Deed in lieu of foreclosure and we acquired the property. We sold the property on July 27, 2007 for $195,000, and the buyer made a note to us for $175,500. The note is due in full on November 27, 2007. This loan is current.

In November, 2006, we made a loan for $99,000, which is secured by a first mortgage on a Single-family home located in Slidell, Louisiana. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.625%, but not less than 14.875%. Payments of interest only are due monthly until maturity on May 1, 2007. This loan was extended for an additional seven months and is current. In connection with the extension, fees and interest totaling $21,520 were added to the loan, resulting in a note receivable balance of $120,520 at September 30, 2007.

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


Comparison of the Three Month Periods Ended September 30, 2007 and September 30, 2006.
--------------------------------------------------------------------------------

Income for the three months ended September 30, 2007 totaled $32,330, a $20,168 or 166% percent increase over the comparable period in 2006. Income primarily consisted of interest income for the period ended September 30, 2007 and 2006. Expenses for the three months ended September 30, 2007 totaled $14,787, a $8,149 or 123% increase over the comparable period in 2006.

Comparison of the Nine Month Periods Ended September 30, 2007 and September 30, 2006.
--------------------------------------------------------------------------------

Income for the nine months ended September 30, 2007 totaled $66,791, a $20,858 or 45% percent increase over the comparable period in 2006. Income primarily consisted of interest income for both periods. Expenses for the nine months ended September 30, 2007 totaled $50,989, a $21,034 or 70% increase over the comparable period in 2006. Management fees of $28,517 and legal and accounting fees of $20,088 were the largest components for the nine months ended September 30, 2007. Management fees were $19,825 and legal and accounting fees were $6,800 for the nine months ended September 30, 2006. We had a net loss of ($6,414) for the nine months ended September 30, 2007 as compared to a net profit of $37,768 for the nine months ended September 30, 2006.


Liquidity and Capital Resources
-------------------------------

At September 30, 2007, we had current assets of $509,124 and current liabilities of $209,692, resulting in working capital of $299,432.

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

Due to absence of funding, we have not made new loans recently, except for carry backs of notes in connection with defaulted loans and real estate held for sale. As a result, we are currently reevaluating our strategy and may consider other strategic alternatives, including sale or liquidation of our company, sale or distribution of assets, dividends to shareholders, merger or other forms of business combinations, or other funding.

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

Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At September 30, 2007, we had six mortgage loans receivable from six individuals totaling approximately $749,705. As of September 30, 2007, the $135,000 North Carolina note and the $135,500 South Bend, Indiana note are in default. The weighted average interest rate on mortgagee notes receivable is approximately 10.5% per annum.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2006 and September 30, 2007, the cash or cash equivalents in financial institutions were not in excess of amounts insured by agencies of the U.S. Government.


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

PART II  Other Information

Item 1. Legal Proceedings


In March 2006, an action was commenced against us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate, which serves as collateral for a mortgage loan made by us to the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. We were also named as defendant because of our mortgage on the property. The plaintiff sought an injunction prohibiting the sale of the real estate during the pendancy of the litigation. The injunction was granted effective upon the plaintiff filing with the court evidence of the giving of security in the form of a bond in the amount $170,000. In lieu of a cash bond, plaintiffs posted a mortgage against real estate in favor of Del Mar, which the Court accepted.

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


                                Del Mar Income Partners, Ltd.


Date:  November 8, 2007         By: /s/ Stephen D. Replin
                                ---------------------------------------------
                                Name:   Stephen D. Replin
                                Title:  President and Chief Executive Officer


Date:  November 8, 2007         By: /s/ Wanda E. Wages
                                ---------------------------------------------
                                Name:   Wanda E. Wages
                                Title:  Secretary and Treasurer