Form 10KSB
period 2007-12-31
DEL MAR INCOME PARTNERS LTD
filed 2008-04-04
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File No. 333-118092

                          DEL MAR INCOME PARTNERS, LTD.
                          -----------------------------
                 (Name of small business issuer in its charter)

            Maryland                                              20-0478900
  -------------------------                                   ----------------
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)

 222 Milwaukee Street, Suite 304, Denver, Colorado                  80206
 -------------------------------------------------            ----------------
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

                                  Common Stock
                                 --------------
                                 Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X]

The Company's revenues for the most recent fiscal year were $88,296.

The aggregate market value of the voting stock held by non-affiliates of the Company on February 28, 2008 was not determinable due to the absence of a trading market.

As of March 23, 2008 the Company had 201,662 issued and outstanding shares of common stock.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.........................................................................1

ITEM 1.   DESCRIPTION OF BUSINESS..............................................1

ITEM 2.   DESCRIPTION OF PROPERTIES............................................6

ITEM 3.   LEGAL PROCEEDINGS...................................................11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................11

PART II.......................................................................11

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12

ITEM 7.   FINANCIAL STATEMENTS...............................................F-1

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................15

ITEM 8B.  OTHER INFORMATION...................................................16

PART III......................................................................16

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................16

ITEM 10.  EXECUTIVE COMPENSATION..............................................18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................23

ITEM 13.  EXHIBITS............................................................24

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................25

SIGNATURES....................................................................26

PART I

     As used in this Report "Del Mar", "Company", "we", "are", and "us" refer to Del Mar Income Partners Ltd., the "Registrant" except where the context otherwise requires.

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     We were formed as a Maryland corporation in November 2003 to build a portfolio of mortgage loans that generates net income for distribution to our stockholders. At December 31, 2007, we had five mortgage loans receivable from four individuals totaling approximately $426,452, net of allowance.

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

     Our offices are located at 222 Milwaukee Street, Suite 304, Denver, Colorado 80206. Our telephone number is (303) 329-3479.

Description of Business

     We were formed to build a portfolio of mortgage loans that generates net income for distribution to our stockholders. Our business plan is to finance our acquisitions of mortgage loans with equity offerings and borrowings. Our borrowings may be through banks or other financial institutions, or more likely, through private placements or public offerings. Our business plan was to be structured as a real estate investment trust or REIT for federal income tax purposes. By electing REIT treatment, we would be able to deduct dividend distributions to our stockholders for federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders by way of dividend payments. In order to become, and maintain, our status as a REIT, we must comply with various requirements under federal income tax law. Due to the unsuccessful termination of our initial public offering, we are reevaluating our business plan and considering the possibility of pursuing other alternatives.

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

Write-Offs and Allowances for Credit Losses

     Port Funding will attempt to minimize credit losses by establishing credit limit policies and maintaining close supervision of its loans and the underlying collateral. We have made only eight sets of mortgage loans, and we do not currently have a diverse mortgage portfolio.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

     Our first set of mortgage loans made in May 2004 consisted of four loans in the aggregate amount of $221,112. Each of these loans was collateralized by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provided for a maturity date in November 2004 (six months after the loans were made). The loans were made to two individuals who are brothers. These individuals were jointly and severally responsible for the obligations under the four promissory notes. Payments of interest only were due monthly prior to maturity. The interest rate was equal to the prime rate as published in The Wall Street Journal plus 10.875%, but not less than 14.875%. There was a late fee penalty of 15% of the amount of any payment not made as scheduled. The borrowers paid origination fees of $12,171 in connection with these loans, of which $10,512 was paid to Port Funding. The full payment of the principal and any accrued but unpaid interest and other charges were due in full on the maturity date of each note. Prepayments without penalty were allowed to be made by the borrowers at their option prior to the maturity date. The borrowers renovated the properties but were unable to sell them. The borrowers failed to make the October 2004 interest payment and failed to pay off the loan on the maturity date in November 2004. The borrowers attempted to refinance the loan and to sell one of the houses, but were unsuccessful in these efforts. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000. Both of the borrowers filed for bankruptcy, and subsequently conveyed the properties to us. During 2005, we set up an allowance for bad debt of $50,900 due to factors that reduced the collectibility potential. In 2006, we sold two of the residences for a total of $131,000, resulting in a gain from sales totaling $35,343. We carried back a note receivable in the amount of $62,313 on one of these sales. The note provides for interest at 9.75% per annum, payable in 24 monthly payments of $535 each and a final payment in the approximate amount of $62,046. The remaining two residences is St. Joseph, Missouri were sold June 1, 2007 for $123,000. We carried back the loan for one year at 8.81% per annum, payable in 9 monthly payments commencing on September 1, 2007 and a final payment in the approximate amount of $123,000 due June 1, 2008.

     In December 2004, we made two other loans. One loan for $62,000 was collateralized by a first mortgage on a single-family residence located in Carriere, Mississippi, which is approximately 60 miles north of Biloxi, Mississippi. The other loan was for $35,000 and was collateralized by a first mortgage on a single-family residence located in Milwaukee, Wisconsin. The promissory notes for both loans provided for interest equal to the prime rate as published in The Wall Street Journal plus 9.875%, but not less than 14.875%. Payments of interest only were due monthly on the Wisconsin loan, and payments of interest and $500 of principal were due monthly on the Mississippi loan. Both notes provided for maturity in December 2005. Installment payments due on both loans were made as required in January, February and March 2005. However, no monthly payments since March 2005 were received on the Mississippi loan due to problems between the co-borrowers. As a result of Hurricane Katrina, the Mississippi property suffered some damage. The damage to the property was not extensive, the borrowers sold the property, and they paid the loan in full in November 2005. The Wisconsin loan was paid in full in July 2005.

     In May 2005, we made a loan for $70,000, which was collateralized by a first mortgage on a single-family residence located in McCordsville, Indiana. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 7.875%, but not less than 13.875%. Payments of interest and $1,000 of principal was due monthly until the maturity on November 1, 2005. The loan was paid in full in October 2005.

     In August 2005, we made a loan for $135,000, which is collateralized by a first mortgage on approximately 7.29 acres of land and one Liberty Modular home in Elkhart County, Indiana. The borrower intends to develop the property, which consists of 17 lots upon which modular homes may be erected. The promissory note for this loan provides for monthly payments of interest and $1500 of principal until the maturity on August 1, 2006, an extension of six months from the original maturity date of February 1, 2006. We granted the extension at the request of the borrower who has experienced a delay in his development plans. We agreed that an $8,000 extension fee would be added to the principal due on August 1, 2006. Interest will accrue at 14%, as adjusted monthly based on the prime rate as published in The Wall Street Journal plus 8.875%, but not less than 14%. At such time as houses are constructed and lots and/or houses are sold to third party purchasers, an additional principal prepayment of $25,000 shall be due, reduced by the consulting fee described below. The loan is in default and in litigation as described on Item 3 of this Report. During 2007, the Company reached a settlement arrangement with the other parties, whereby the Company would receive $105,000 in cash, and receive an uncollateralized note receivable for $30,000. To date, there has been no performance by the other parties regarding this agreement. Due to the uncertainty of collection and lack of collateral, the Company has provided a $30,000 allowance for bad debt at December 31, 2007.

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

     We made one other loan for $135,000 in August 2005. This loan is collateralized by a first mortgage on an office building used by the borrower for her medical practice in Asheboro, North Carolina. The promissory note provides for interest only monthly payments beginning on October 1, 2005 with a balloon payment of all principal and accrued interest due on September 1, 2006. We received an origination fee of $6,412 in connection with this loan, which will be paid to Port Funding pursuant to our management agreement. The borrower used the proceeds to pay off an existing mortgage and to partially satisfy a lien on the property imposed by the Internal Revenue Service for unpaid taxes of $274,141 of the borrower. The Internal Revenue Service has agreed to subordinate its lien to our mortgage. We extended the maturity date to February 1, 2007, but the borrower failed to pay at maturity. The loan was in default and we pursued foreclosure proceedings. At which time the borrower filed bankruptcy (reorganization). In the reorganization plan, the Borrower agreed to monthly payments to move toward total repayment of the loan. The Trustee is making monthly payments to us of approximately $4,000. (Is this right?)

     In April 2006 we made a loan for $110,000, which was collaterized by a first mortgage on commercial property used as a restaurant in Leadville, Colorado. The borrower defaulted, and in December 2006 we entered into an agreement for deed in lieu of foreclosure in which the borrower conveyed to us all of his interest in the property. The property was sold July 27, 2007 for $195,000. We carried back a $175,500 loan for three (3) months at 11.4% per annum. This loan was paid in full in December 2007.

     We loaned $99,000 for the purpose of funding an acquisition by the borrower of a single-family residence renovation project in Slidell, Louisiana. We agreed that an extension fee of $21,520 would be added to the principal. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.625%, but not less than 14.875%. Payments of interest only are due monthly until the maturity of May 1, 2007. This loan was paid in full in December 2007.

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

ITEM 3.  LEGAL PROCEEDINGS

     In March 2006, an action was commenced against us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate, which serves as collateral for a mortgage loan made by us to the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. We were also named as defendant because of our mortgage on the property. The plaintiff sought an injunction prohibiting the sale of the real estate during the pendancy of the litigation. The injunction was granted effective upon the plaintiff filing with the court evidence of the giving of security in the form of a bond in the amount $170,000. To date, the plaintiff has failed to post the bond. During 2007, the Company reached a settlement arrangement with the other parties, whereby the Company would receive $105,000 in cash, and receive an uncollateralized note receivable for $30,000. To date, there has been no performance by the other parties regarding this agreement. Due to the uncertainty of collection and lack of collateral, the Company has provided a $30,000 allowance for bad debt at December 31, 2007.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         We are unaware of any trading market for our common stock.

         At March 23, 2008, the number of holders of record of our common stock was 27.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. Various statements that we make in this report are "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties and other factors that can cause the actual results, performance or activities of our business, or industry results, to be materially different from any future results, performance or activities expressed or implied by the forward-looking statements. These factors include: our limited capital resources, our limited operating history, our Manager's ability to make mortgage loans upon terms advantageous to us, and to realize the proceeds from those loans, changes in interest rates and other economic and business conditions, and our ability to retain key personnel. Many of these factors are beyond our control. We caution potential investors that any forward-looking statements made by us are not guaranties of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

     We make mortgage loans. The history of our loans is described in Item 2 above. Our income in 2007 was $88,296 compared to $79,489 in 2006. The primary component of our income is interest, which was $68,809 in 2007 and $53,126 in 2006. Origination fee income totaled $19,215 in 2007 and $22,574 in 2006.

     Our operating expenses were $91,133 in 2007 and $49,920 in 2006. The major component of other expenses in 2006 was our write-off of deferred offering costs of $162,810. As a result, our loss from continuing operations of $2,837 in 2007 substantially decreased from our loss from continuing operations of $133,241 in 2006. Our net income in 2007 was $45,040 or $.22 per share as compared to a loss of $119,807 or ($.59) per share in 2006.

     Our day-to-day operations are conducted by our Manager, Port Funding, pursuant to a management agreement. Port Funding is responsible for expenses of operations, including rent and salaries. We are responsible for expenses related to operation as a separate publicly-held corporation, including the legal and accounting expense incurred in connection with the filing of periodic reports with the SEC pursuant to the Exchange Act and expenses associated with stockholder matters, including transfer agent fees and expenses.

Liquidity and Capital Resources

     At December 31, 2007, we had current assets of $547,728 and current liabilities of $72,074 resulting in working capital of $475,654.

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

     Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At December 31, 2007, we had five mortgage loans receivable from four individuals totaling approximately $426,452, net of allowance of $30,000. As of December 31, 2007, the $105,500 and $123,000 loans were in default.

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

ITEM 7.  FINANCIAL STATEMENTS


             Report of Independent Registered Public Accounting Firm


Board of Directors
Del Mar Income Partners, Ltd.

We have audited the accompanying balance sheets of Del Mar Income Partners, Ltd., as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Del Mar Income Partners, Ltd. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the two years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ SCHUMACHER & ASSOCIATES, INC.
---------------------------------
SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
March 24, 2008


                          DEL MAR INCOME PARTNERS, LTD.

                                 BALANCE SHEETS

                                                                         DECEMBER 31
                                                                   ----------------------
                                                                      2007         2006
                                                                   ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $ 363,299    $ 103,073
   Accrued interest receivable                                         1,933        3,727
   Prepaid management fees                                                --        1,154
   Notes receivable, current, net of deferred
     income of $33,430 at December 31, 2007                          182,496      225,621
                                                                   ---------    ---------
     Total current assets                                            547,728      333,575

Real estate held for sale                                                 --      195,496
Notes receivable, net of allowance                                   210,526      194,285
                                                                   ---------    ---------

     Total assets                                                  $ 758,254    $ 723,356
                                                                   =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                $   7,782    $  20,979
   Accrued expenses                                                    6,325        6,000
   Accounts payable, related parties                                  57,967       45,522
   Declared distribution                                             175,446           --
   Deferred income                                                        --        7,215
                                                                   ---------    ---------
     Total liabilities (all current)                                 247,520       79,716

Commitments and contingencies (Notes 2,3,5,6,7,8,9 and 10)

Shareholders' equity (Note 4):
   Common stock, $0.001 par value; authorized 25,000,000 shares;
   201,662 shares issued and outstanding                                 202          202
   Additional paid-in capital                                        661,396      836,842
   Accumulated (deficit)                                            (150,864)    (193,404)
                                                                   ---------    ---------
     Total shareholders' equity                                      510,734      643,640
                                                                   ---------    ---------

     Total liabilities and shareholders' equity                    $ 758,254    $ 723,356
                                                                   =========    =========



   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.

                            STATEMENTS OF OPERATIONS

                                                 For the Year   For the Year
                                                    ended          ended
                                                 December 31,   December 31,
                                                    2007            2006
                                                  ---------      ---------
Income:
   Interest income                                $  68,809      $  53,126
   Origination fees                                  19,215         22,574
   Other income                                         272          2,789
                                                  ---------      ---------
Total income                                         88,296         78,489
                                                  ---------      ---------

Expenses:
    Bad debt                                         30,000             --
   Legal and accounting                              29,554         14,300
   Management fees                                   28,601         31,514
   Professional fees                                  2,190          3,234
   Other                                                788            872
                                                  ---------      ---------
Total operating expenses                             91,133         49,920
                                                  ---------      ---------

                                                     (2,837)        28,569
Other (expense):
   Offering costs expensed                               --       (162,810)
                                                  ---------      ---------

(Loss) from continuing operations                    (2,837)      (134,241)
                                                  ---------      ---------

Discontinued Operations:
   (Loss) from discontinued operations              (31,448)       (20,909)
   Gain on sales of discontinued operations          79,325         35,343
                                                  ---------      ---------
Income (loss) from discontinued operations           47,877         14,434
                                                  ---------      ---------

Net income (loss)                                 $  45,040      $(119,807)
                                                  =========      =========

Net Income (Loss) per Share:
   Continuing operations                              (0.01)         (0.66)
   Discontinued operations                             0.23           0.07
                                                  ---------      ---------
Per Share                                         $    0.22      $   (0.59)
                                                  =========      =========

Weighted average shares of common
   common stock outstanding                         201,662        201,662
                                                  =========      =========


   The accompanying notes are an integral part of these financial statements.


                          DEL MAR INCOME PARTNERS, LTD.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 2005 THROUGH DECEMBER 31, 2007


                                                       Additional
                                   Common stock          paid-in    Accumulated
                                 Shares       Amount     capital      Deficit       Total
                                ---------   ---------   ---------    ---------    ---------
Balances at December 31, 2005     201,662   $     202   $ 837,842    $ (73,597)   $ 764,447

Distribution                           --          --      (1,000)          --       (1,000)
Net loss                               --          --          --     (119,807)    (119,807)
                                ---------   ---------   ---------    ---------    ---------

Balances at December 31, 2006     201,662         202     836,842     (193,404)     643,640

Dividend at $0.012 per share           --          --          --       (2,500)      (2,500)
Distribution declared                  --          --    (175,446)          --     (175,446)
Net income                             --          --          --       45,040       45,040
                                ---------   ---------   ---------    ---------    ---------

Balances at December 31, 2007     201,662   $     202   $ 661,396    $(150,864)   $ 510,734
                                =========   =========   =========    =========    =========


   The accompanying notes are an integral part of these financial statements.


                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS


                                                         For the Year For the Year
                                                            ended        ended
                                                         December 31, December 31,
                                                            2007         2006
                                                          ---------    ---------
Cash Flows From (Used in):
Operating Activities of Continuing Operations
   Net income (loss)                                      $  45,040    $(119,807)
   Less: Income from discontinued operations                 47,877       14,434
                                                          ---------    ---------
Net (loss) from Continuing Operations                        (2,837)    (134,241)
   Adjustments to reconcile net loss from continuing
     operations to net cash from operating activities
     of continuing operations:
      Bad debt                                               30,000           --
      Decrease in accrued interest receivable                 1,794          453
      Offering costs expensed                                    --      162,810
      Decrease in prepaids                                    1,154        3,038
      Increase in deferred income                            (7,215)       2,433
      Increase in accounts payable and accrued expenses        (427)      29,569
                                                          ---------    ---------
Net cash provided by operating activities of
     continuing operations                                   22,469       64,062
                                                          ---------    ---------

Cash Flows From (Used in):
Investing Activities of Continuing Operations:
   (Investment) in notes receivable                         (17,800)    (208,938)
   Repayments on notes receivable                           125,773        7,247
                                                          ---------    ---------
Net cash (used in) investing activities of
     continuing operations                                  107,973     (201,691)
                                                          ---------    ---------

Cash Flows From (Used in):
Financing Activities of Continuing Operations:
    Offering costs                                               --      (45,290)
    Dividend                                                 (2,500)          --
    Distribution, return of capital                              --       (1,000)
                                                          ---------    ---------
Net cash (used in) financing activities of
     continuing operations                                   (2,500)     (46,290)
                                                          ---------    ---------

Discontinued Operations:
   Investing Activities of Discontinued Operations          132,284       34,934
                                                          ---------    ---------
Net Cash provided by discontinued operations                132,284       34,934

Increase in cash and cash equivalents                       260,226     (148,985)
Cash at beginning of period                                 103,073      252,058
                                                          ---------    ---------

Cash at end of period                                     $ 363,299    $ 103,073
                                                          =========    =========

Interest paid                                             $      --    $      --
                                                          =========    =========

Income taxes paid                                         $      --    $      --
                                                          =========    =========
Supplemental non-cash transactions:

Exchange of real estate for note receivable               $ 123,000    $      --
                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


1.   Organization and Nature of Operations:

     Del Mar Income Partners, Ltd. (the "Company") was incorporated in Maryland on November 4, 2003 for the purpose of providing funds for the origination of, and investment in, real estate collateralized mortgage loans. The Company operates in a single industry segment as a commercial finance company primarily engaged in the business of originating and servicing mortgage loans collateralized by real estate. The Company's principal market is borrowers, whose financing needs are not being met by traditional mortgage lenders for a variety of reasons, including the need for specialized loan products or credit histories that may limit such borrowers' access to credit. Mortgage loans originated by the Company are extended on the basis of the equity in the borrower's property. The Company is located in Denver, Colorado.

2.   Summary of Significant Accounting Policies:

     Cash and Cash Equivalents:

     Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair market value as of December 31, 2007 and 2006.

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

     Notes Receivable:

     The Company carries its notes receivable at cost or loan balance, subject to the valuation procedures as described below. The book value of these financial instruments is representative of their fair values. As of December 31, 2007 and 2006, the Company had a total of $423,022 and $419,906, respectively, invested in notes receivable, and an allowance for bad debt of $30,000 and $0 respectively. The notes receivable as of December 31, 2007 is net of deferred income of $33,430 related to one of the notes receivable. Due to the high risk lending activities of the Company, interest is accrued monthly on notes receivable as earned and is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

     The Company provides a valuation for certain loans that are delinquent and have significant collateral deficiencies or have other attributes that reduce their collectibility potential. The valuation account is netted against notes receivable.

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

     Revenue Recognition:

     Loan origination fees and other lender fees received by the Company are deferred and recognized as income over the life of the loan. During the years ended December 31, 2007 and 2006, the Company recognized income totaling $19,215 and $22,574, respectively from origination fees. At December 31, 2007 and 2006, the Company had deferred revenue of $0 and $7,215, respectively, and prepaid management fees of $-0- and $1,154, respectively, from two loans that were amortized over the life of the loans. In addition, the Company had deferred revenue of $33,430 at December 31, 2007 related to the deferred gain on disposition of assets. The Company sold two properties for $123,000, and carried back a note receivable for the $123,000. The sale resulted in a deferred gain of $33,430 at December 31, 2007. Interest income is accrued monthly on notes receivable as earned. Interest income is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower.

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

      Gain on the Sale of Investments

     During the years ended December 31, 2007 and 2006, the Company sold investments in real estate that resulted in a gain of $79,325 and $35,343, respectively. These sales of real estate were accounted for as disposals of discontinued operations. See Note 11.

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

     Concentration of Credit Risk:

     The Company's material concentration of credit risk consists principally of investments in mortgage loans. The Company's investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At December 31, 2007, the Company had five mortgage loans receivable from four individuals totaling approximately $456,452, less allowance for bad debt of $30,000, and less deferred income of $33,430. As of December 31, 2007, loans of $105,500 and $123,000 were in default.

     At December 31, 2006, the Company had five mortgage loans receivable from four individuals totaling approximately $420,420. As of December 31, 2006, a loan of $135,500 was in default.

     The weighted average interest rate on mortgagee notes receivable is approximately 14.95% per annum.

     Other financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2007 and 2006, the Company had approximately $228,178 of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

     Market Risk:

     The Company is involved in the real estate mortgage market. The Company requires its borrowers to provide sufficient collateral to secure the loans. Changes in interest rates or other market conditions within the real estate mortgage market may have a significant effect on the volume and profitability of the business of the Company.

     Recent Accounting Pronouncements:

     There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the company's financial position, operations or cash flows.

     Basis of Presentation:

     The Company was in a development stage prior to 2006. In 2006, the Company's registration statement became effective and planned principal operations commenced.

3.   Income Taxes:

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards. The net operating loss carry forwards expire in various years through 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                            Estimated
                                              Tax                  Change in
 Period Ending   Estimated NOL     NOL      Benefit    Valuation   Valuation     Net Tax
 December 31,    Carry-forward   Expires    from NOL   Allowance   Allowance     Benefit
 ------------    -------------   -------    --------   ---------   ---------     -------
     2006           193,404        2026      35,780    (35,780)    (22,165)        --
     2007           150,864        2027      27,910    (27,910)      7,870         --

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                December 31,
                                                            ------------------
                                                              2007       2006
                                                            -------    -------
  Benefit related to U.S. federal statutory rate             -15.00%    -15.00%
  Benefit related to State income tax rate, net of
     federal benefit                                          -3.50%     -3.50%
  Bad debt                                                     3.68%      2.40%
  Net operating loss for which no tax benefit
     Is currently available                                   14.82%     16.10%
                                                            -------    -------

  Effective rate                                               0.00%      0.00%
                                                            =======    =======


     The primary components of temporary differences that give rise to the Company's net deferred tax assets are as follows:

                                                                December 31,
                                                           ---------------------
                                                             2006         2005
                                                           --------     --------
Net operating loss and tax credit carryforwards            $120,864     $167,954
Bad debt                                                     30,000       25,450
                                                           --------     --------
Accumulated deficit                                         150,864      193,404
Deferred tax asset (before valuation allowance)            $ 27,910     $ 35,780

4.   Shareholders' Equity:

     The Company's articles of incorporation authorize 25,000,000 common shares at $0.001 par value. As of December 31, 2007, there were 201,662 shares of common stock outstanding.

     During the year ended December 31, 2006, the Company paid out a pro rata return of capital totaling $1,000 to its shareholders.

     During the year ended December 31, 2007, the Company paid out a $0.012 per share dividend totaling $2,500.

     In December 2007, the Company declared a pro rata return of capital totaling $175,446 to its shareholders, which was paid out subsequent to December 31, 2007

5.   Litigation

     During the year ended December, 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500 less allowance for bad debt of $30,000. The title insurance company is defending the lawsuit. During 2007, the Company entered into an arrangement with the other parties, whereby the Company would receive $105,000 in cash, and receive an uncollateralized note receivable for $30,000. Due to the uncertainty of collection and lack of collateral, the Company has provided a $30,000 allowance for bad debt at December 31, 2007.

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

     The Agreement provides that fifty percent of all income earned by the Company is to be paid to the Manager as a management fee, except that origination fees up to eight percent of a loan on an annualized basis are paid to the Manager, with any excess being shared equally, and regular interest earned on loans up to the prime rate plus 500 basis points is to be retained by the Company, with any excess being shared equally. For the years ended December 31, 2007 and 2006, approximately $28,601 and $31,514, respectively, in management fees was expensed by the Company.

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

     At December 31, 2007 and 2006, the Company owed $57,967 and $30,620, respectively, to Port Funding, its Manager.

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

8.   Commitments:

     The Company has agreed to pay its directors $7,500 annually with cash of $3,750 and 750 shares of common stock at $5 per share, contingent on the Company's assets being at a minimum of $2,500,000. There were no payments for services to directors during the years ended December 31, 2007 and 2006.

9.  Offering Costs

     During the years ended December 31, 2007 and 2006, the Company had incurred $-0- and $45,290, respectively, related to a proposed public offering of its securities. As of December 26, 2006, the offering was withdrawn and the accumulated costs totaling $162,810 were expensed.

10.  Notes Receivable

     As of December 31, 2007, the Company had invested in notes receivable totaling $456,452, an allowance for bad debt of $30,000, and related deferred income of $33,430. A summary of mortgage loans outstanding at December 31, 2007 is as follows:

                                                                                       Principal
                                                                                       Amount of  Interest   Interest
                                                                                       Loan       Income     Income
                                                                                       Subject    Included   Excluded
                                                                                       to         in Net     from Net
                                                                                       Delinquent Income     Income
                                  Final      Periodic            Face      Carrying    Principal  for Year   for Year
                       Interest   Maturity   Payment    Prior    Amount of Amount of   or         Ended      Ended
Description            Rate       Date       Terms      Liens    Mortgage  Mortgage    Interest   12/31/07   12/31/07
-------------------    --------   --------   --------   -----    --------- ---------   ---------- --------   --------
Note collateralized
by a commercial        Prime                 Monthly
loan 1st deed of       plus                  interest
trust                  8.875%     08/01/06   payments    None    135,000    105,500    135,500    20,000     28,600

Note collateralized
by a commercial        Prime                 Monthly
loan 1st deed of       plus                  interest
trust                  8.875%     02/01/07   payments    None    135,000    128,383       0       None        8,756

Note collateralized    Prime
by personal            plus
signatures             8.875%     02/01/07               None      7,745      7,745       0         0          0

                                             Monthly
Note collateralized                          principal &
by a  1st deed of                            interest
trust                  9.75%      09/01/08   payments    None     62,313     61,824       0        5,901       0


Note collateralized
by a commercial        Prime                 Monthly
loan 1st deed of       plus                  interest
trust                  6.625%     05/01/07   payments    None    120,520        0       21,540      0          0

Note collateralized
by a mortgage loan                           Monthly
1st deed of trust                            interest
                       8.81%      06/01/08   payments    None    123,000    123,000    123,000     2,708      1,805

Note collateralized
by a commercial                              Monthly
loan 1st deed of                             interest
trust                  11.4%      10/27/07   payments    None    175,500        0          0         0        7,866

     Total                                                      $759,078   $426,452   $ 258,500  $66,771   $ 30,405

                           Less Deferred Income                             (33,430)
                                                                           --------
                                                                            393,022
                           Current                                         (182,496)
                                                                           --------
                           Net of Current                                   210,526



     In addition to the $37,365 interest income received on current notes receivable, the Company also received $2,038 interest income from its interest bearing bank accounts, and $29,406 from paid notes receivable, totaling $68,809 interest income for the year ended December 31, 2007.

     The first loan is in default and in litigation. The Company entered into an arrangement with the parties whereby the Company would receive $105,000 in cash and an uncollateralized note receivable totaling $30,000. The Company has set up an allowance for bad debt of $30,000 due to the uncertainty of collection and the lack of collateral, resulting in a net balance receivable of $105,500.

     The Company is receiving monthly payments from the bankruptcy court on its notes receivable balances of $128,383 and $7,745. The debtor's Chapter 13 plan was confirmed on October 13, 2007, and provides for payment in full of the Company's note receivable balance, plus interest at 9.5% over a 60 month period. Full payment is expected and payments are current at December 31, 2007. Management believes that the collateral is sufficient for the balance receivable.

     The $123,000 loan is in default. The borrower has been notified of the default and working to cure the default. The Company has not provided for an allowance for bad debt as management believes that the collateral is sufficient for the balance receivable.

     The Company's note receivable balance of $61,824 was current as of December 31, 2007, and management believes that the collateral is sufficient for the balances receivable.

11.  Real Estate Owned and Discontinued Operations

     The Company's policy with respect to the carrying value of property acquired through foreclosure or property considered in-substance to be foreclosed is to carry such property at the lower of cost or market. Cost is to be determined based on the amounts loaned on the property plus the foreclosure costs. Market is determined based on the current sale prices of comparable property, net of estimated selling costs.

     As of December 31, 2006, the Company owned three properties that were acquired through foreclosure or deed. The estimated value of the two properties exceeds their book value of $195,496 at December 31, 2006. In June 2007, the Company sold two properties for $123,000, resulting in a gain of $33,430. The Company carried back a note receivable for the $123,000, resulting in a deferral of the total gain of $33,430. In October 2007, the Company sold the third property for $195,000, resulting in a gain of $79,325. The Company carried back a note receivable for $175,500, which was paid in full in December 2007, resulting in recognition of the total gain of $79,325.

     At December 31, 2007, the Company had no investments in real estate held for sale.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

     Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of her responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

     Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

     (b) Changes in Internal Control over Financial Reporting. During 2007, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table discloses all compensation received by the Company's President (the Company's Chief Executive Officer) during the four years ended December 31, 2007. During this four-year period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

                                                 Long-Term Compensation
                                Annual Comp    Awards--Securities  Underlying
                                -----------   -------------------------------
  Name and Position     Year      Salary            Stock Options
-------------------     ----      ------      -------------------------------
Stephen Replin,         2007        $0                   0
President & CEO         2006         0
                        2005         0                   0
                        2004         0


     Mr. Replin is also Chief Executive Officer of our Manager, Port Funding, and may be paid fees from Port Funding. He receives no salary from the Company.

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

     As Manager, Port Funding will be responsible for originating, servicing and collecting all loans. In addition to servicing loans and administering our day-to-day operations, including performing administrative functions necessary to our management, Port Funding will also furnish reports regarding our lending activities and the performance of our portfolio of mortgage loans, counsel us in connection with policy decisions to be made by our Board and provide actions necessary for compliance by us with applicable regulatory requirements, including actions necessary for us to make required tax filings.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table presents information known to us regarding the beneficial ownership of our common stock at March 23, 2008. Presented in this table is information regarding each of our directors, all executive officers and directors as a group, and each other person known by us to be the beneficial owner of more than 5% of our common stock. Except as listed in the table, no person known to us is the beneficial owner of more than 5% of our outstanding shares.

Name                                Number            Percent
----                                ------            -------
W. Russell Owens                     1,375                .7%

Stephen D. Replin                   42,002(1)           20.8

Stephan K. Tannenbaum                  375                .2

Dr. Glen Zelkind                     1,375                .7

All officers and directors
as a group (5 persons)              45,127              22.4


Michael Altman and                  11,764               5.8
Carol Altman

Paul & Myrna Bottone                39,815              19.7

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

----------------------
*    Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Schumacher & Associates, Inc. Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ending December 31, 2007 and 2006. Schumacher & Associates, Inc. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

     Schumacher & Associates, Inc. was paid aggregate fees of $10,500 and $11,350 during the fiscal years ended December 31, 2007 and December 31, 2006, respectively, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees

     Schumacher & Associates, Inc., was not paid any additional fees for the fiscal years ended December 31, 2007 and December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

     Schumacher & Associates, Inc. was not paid any fees for the fiscal years ended December 31, 2007 and December 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

     Schumacher & Associates, Inc., was paid no other fees for professional services during the fiscal years ended December 31, 2007 and December 31, 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of April, 2008

                                          DEL MAR INCOME PARTNERS, LTD.


                                          /s/ Stephen D. Replin
                                          ---------------------
                                          Stephen D. Replin, President,
                                          Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                         Title                    Date
             ----                         -----                    ----

/s/ Stephen D. Replin
---------------------
Stephen D. Replin              President,                      April 4, 2008
                               Chief Executive Officer
                               and Director
                              (Principal Executive Officer)


             Name                         Title                    Date
             ----                         -----                    ----

/s/ Wanda E. Wages
------------------
Wanda E. Wages                 Secretary and Treasurer         April 4, 2008
                               (Principal Financial and
                               Accounting Officer)
/s/ W. Russell Owens
--------------------
W. Russell Owens               Director                        April 4, 2008



--------------------
Dr. Glen Zelkind               Director                        April __, 2008


/s/ Stephan K. Tannenbaum
-------------------------
Stephan K. Tannenbaum          Director                        April 4, 2008