Form 10QSB
period 2008-03-31
DEL MAR INCOME PARTNERS LTD
filed 2008-05-09
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: March 31, 2008

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

We had 201,662 shares of our common stock outstanding as of April 30, 2008.

Transitional Small Business Disclosure Format (check one):     [ ] Yes   [X] No

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

Balance Sheets - March 31, 2008 (unaudited) and December 31, 2007             2

Statement of Operations -  for the three months ended March 31, 2008
  and 2007 (unaudited)                                                        3

Statements of Cash Flows - for the three months ended March 31, 2008
  and 2007 (unaudited)                                                        4

Notes to Financial Statements (unaudited) - March 31, 2008                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   7

Item 3.  Controls and Procedures                                             11

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 6.  Exhibits                                                            12

SIGNATURES                                                                   13

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                             March 31,   December 31,
                                                               2008         2007
                                                            (Unaudited) (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $ 192,496    $  363,299
   Accrued interest receivable                                   1,873         1,933
   Notes receivable, current, net of deferred
     income of $33,430                                         183,142       182,496
                                                             ---------    ----------

         Total current assets                                  377,511       547,728

   Notes receivable, net of allowance                          202,314       210,526
                                                             ---------    ----------

          Total assets                                       $ 579,825    $  758,254
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $   8,401    $    7,782
   Accrued expenses                                              7,500         6,325
   Accounts payable, related parties                            57,967        57,967
   Declared distribution                                             -       175,446
                                                             ---------    ----------

          Total liabilities (all current)                       73,868       247,520

Shareholders' equity:
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  661,396       661,396
   Accumulated (deficit)                                      (155,641)     (150,864)
                                                             ---------    ----------

          Total shareholders' equity                           505,957       510,734
                                                             ---------    ----------

          Total liabilities and shareholders' equity         $ 579,825    $  758,254
                                                             =========    ==========

    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three     For the three
                                                months ended       months ended
                                                  March 31,          March 31,
                                                    2008               2007
                                                -------------     -------------
Income:
   Interest income                              $       6,369      $     25,632
   Origination fee                                          -             6,373
   Other income                                             -               274
                                                -------------     -------------

                                                        6,369            32,279
                                                -------------     -------------
Expenses:
   Legal and accounting                                 5,012             9,306
   Settlement                                           7,500                 -
   Professional fees                                      325               135
   Management fees                                          -            16,606
   Other                                                  324               424
                                                -------------     -------------

                                                       13,161            26,471
                                                -------------     -------------

Income (loss) from continuing operations        $      (6,792)    $       5,808
                                                -------------     -------------
Discontinued Operations:
   Income (loss) from discontinued operations   $       2,015     $     (17,502)
                                                -------------     -------------

Net (loss)                                      $      (4,777)    $     (11,694)
                                                =============     =============
Net income (loss) per share:
   Continued operations                                 (0.03)             0.03
   Discontinued operations                               0.01             (0.09)
                                                -------------     -------------
                                                $       (0.02)    $       (0.06)
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                   For the three  For the three
                                                    months ended   months ended
                                                      March 31,      March 31,
                                                        2008           2007
                                                    ------------   ------------
Cash Flows From (Used in):
Operating Activities of Continued Operations:
     Net (loss)                                     $     (4,777)  $    (11,694)
     Less: Income (loss) from discontinued
           Operations                                      2,015        (17,502)
                                                    ------------   ------------
Net Income (loss) from Continuing operations              (6,792)         5,808
Adjustments to reconcile net income (loss) from
continuing operations to net cash used in
operating activities of continuing operations:
      Decrease in accrued interest receivable                 60          1,954
     (Decrease) in deferred income                            --         (6,373)
      Decrease in prepaids                                                  312
      Increase in accounts payable                         1,794         17,784
                                                    ------------   ------------
Net Cash provided by (used in) operating activities
 of continuing operations                                 (4,938)        19,485
                                                    ------------   ------------
Cash flow from (Used in):
Investing activities of Continuing Operations:
  Repayments of notes receivable                           7,566        (17,710)
                                                    ------------   ------------
Net cash provided by (used in) investing activities
 of continuing operations                                  7,566        (17,710)
                                                    ------------   ------------
Cash flow from (Used in):
Financing activities of Continuing Operations:
  Return of capital                                     (175,446)            --
                                                    ------------   ------------
Net Cash (used in) financing activities of
 Continuing operations                                  (175,446)            --
                                                    ------------   ------------
Discontinued operations:
  Investing Activities of Discontinued Operations          2,015        (17,502)
                                                    ------------   ------------
Net Cash provided by (used in) discontinued
 Operations                                                2,015        (17,502)

Net (Decrease) in cash and cash equivalents             (170,803)       (15,727)
  Cash at beginning of period                            363,299        103,073
                                                    ------------   ------------
  Cash at end of period                             $    192,496   $     87,346
                                                    ============   ============
  Interest paid                                     $         --   $         --
                                                    ============   ============
  Income taxes paid                                 $         --   $         --
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2008
                                   (UNAUDITED)


1.   Unaudited Statements

The Balance Sheet as of March 31, 2008, the Statements of Operations and the Statements of Cash Flows for the three month period ended March 31, 2008 and 2007, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at March 31, 2008, and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company's Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.   Notes Receivable

As of March 31, 2008, the Company had notes receivable totaling $448,886, less allowance for bad debt of $30,000 and less deferred income of $33,430 related to notes receivable, for a net receivable of $385,456. A summary of mortgage loans outstanding is as follows:

                                                                                        Principal  Interest   Interest
                                                                                        Amount of  Income     Income
                                Final                                        Carrying   Loan       Included   Excluded
                                Maturity     Periodic             Face       Amount of  Subject    in Net     from Net
                     Interest   Date         Payment     Prior    Amount of  Mortgage   to         Income     Income
Description          Rate                    Terms       Liens    Mortgage              Delinquent for Three  for Three
                                                                                        Principal  Months     months
                                                                                        or         Ended      Ended
                                                                                        Interest   03/31/08   03/31/08
Note collateralized
by a commercial      Prime                   Monthly
loan 1st deed of     plus                    interest
trust                8.875%     08/01/06     payments     None    135,500    135,500    135,500        0        7,150

Note collateralized
by a commercial      Prime                   Monthly
loan 1st deed of     plus                    interest
trust                8.875%     02/01/07     payments     None    135,000    120,915      None       4,181       0

Note collateralized  Prime
by personal          plus
signatures           8.875%     02/01/07                  None      7,745      7,745        0          0         0


Note collateralized                          Monthly
by a 1st deed of                             principal &
trust                                        interest
                                             payments
                     9.75%      09/01/08                   None    62,313     61,726        0        1,506       0

Note collateralized
by a mortgage loan                           Monthly
1st deed of trust                            interest
                     8.81%      06/01/08     payments      None   123,000    123,000     123,000       0        2,708

         Total                                                   $463,558   $448,886    $258,500    $5,687     $9,858

                  Less Allowance for Bad Debt                               (30,000)
                  Less Deferred Income                                      (33,430)
                                                                           --------
                                                                            385,456
                  Current                                                  (183,142)
                                                                           --------
                  Net of Current                                            202,314

In addition to the $5,687 interest income received on notes receivable, the Company also received $682 interest income from its interest bearing bank accounts, totaling $6,369 interest income for the three months ended March 31, 2008.

The first loan is in default and in litigation. The Company entered into an arrangement with the parties whereby the Company would receive $105,000 in cash and an uncollateralized note receivable totaling $30,000. The Company has set up an allowance for bad debt of $30,000 due to the uncertainty of collection and the lack of collateral, resulting in a net balance receivable of $105,500.

The Company is receiving monthly payments from the bankruptcy court on its notes receivable balances of $120,915 and $7,745. The debtor's Chapter 13 plan was confirmed on October 13, 2007, and provides for payment in full of the Company's note receivable balance, plus interest at 9.5% over a 60 month period. Full payment is expected and payments are current at March 31, 2008. Management believes that the collateral is sufficient for the balance receivable.

The $123,000 loan is in default. The borrower has been notified of the default and is working to cure the default. The Company has not provided for an allowance for bad debt as management believes that the collateral is sufficient for the balance receivable.

The Company's note receivable balance of $61,726 was current as of March 31, 2008, and management believes that the collateral is sufficient for the balance receivable.

3.   Origination Fee Income

Origination fees are amortized over the life of the loans. As of March 31, 2008, the Company had deferred income relating to notes receivable totaling $33,430, and recognized $0 and $6,373 in origination fee income during the three months ended March 31, 2008 and 2007, respectively.

4.   Litigation

During the year ended December 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500 less allowance for bad debt of $30,000. The title insurance company is defending the lawsuit. During 2007, the Company entered into an arrangement with the other parties, whereby the Company would receive $105,000 in cash, and receive an uncollateralized note receivable for $30,000. Due to the uncertainty of collection and lack of collateral, the Company has provided a $30,000 allowance for bad debt at December 31, 2007.

5.   Real Estate Owned and Discontinued Operations

The Company's policy with respect to the carrying value of property acquired through foreclosure or property considered in-substance to be foreclosed is to carry such property at the lower of cost or market. Cost is to be determined based on the amounts loaned on the property plus the foreclosure costs. Market is determined based on the current sale prices of comparable property, net of estimated selling costs. Disposals of individual real estate properties are accounted for as discontinued operations.

At March 31, 2008, the Company had no investments in real estate held for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made nine sets of mortgage loans through March 31, 2008. Our first set of loans was made in May 2004. Each of these loans was secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers. As of September 30, 2006, we have sold two of the properties and are attempting to sell the remaining two properties. The borrowers have provided us with copies of appraisals dated April 11, 2005, which were prepared by a local appraiser in connection with the borrowers' efforts to refinance the loan. The appraiser has estimated the aggregate market value of the four houses to be $270,000, which is greater than the $221,112 principal amount of the loan. However, there is no assurance that the properties can be resold for the appraised value and any sale will involve commissions and other expenses of sale. We set up an allowance of $50,900 on our balance sheet at December 31, 2005 to cover anticipated holding and selling costs. The allowance consists of the following estimated amounts: $4,000 for insurance costs; $2,000 for property taxes; $24,900 for closing costs of sale, including brokerage commissions and title work; $6,000 for legal fees; $6,000 for maintenance; and $8,000 for holding and miscellaneous costs.

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

The remaining two residences in St. Joseph, Missouri were sold June 1, 2007 for $123,000. We carried back the loan for one year at 8.81% per annum, payable in 9 monthly payments commencing on September 1, 2007 and a final payment in the approximate amount of $123,000 due June 1, 2008. This loan is currently in default.

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

We made two loans in August 2005. Each of the two loans is in the principal amount of $135,000, and provides for interest at prime plus 8.875%, but not less than 14%. The loan that is secured by property in Elkhart, Indiana provides for monthly payments of interest and $1,500 of principal and is due August 1, 2006. This loan is currently in default and the property is the subject of litigation. We plan to commence foreclosure proceedings. The loan that is secured by property in Asheboro, North Carolina provides for monthly payments of interest only with a balloon payment of all principal and accrued interest due on September 1, 2006. We extended the maturity date to February 1, 2007, but the borrower failed to pay at maturity. The loan was in default and we pursued foreclosure proceedings. The borrower filed bankruptcy (reorganization). In the reorganization plan, the Borrower agreed then to monthly payments to move toward total repayment of the loan. The Trustee is making monthly payments to us of at least $3,900.

In April 2006, we made a loan for $110,000, which was secured by a first mortgage on a restaurant located in Leadville, Colorado. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.125%, but not less than 13.875%. Payments are $2,000 monthly and represent interest at the applicable rate, with the remaining applied towards principal until maturity on May 1, 2007. The borrower defaulted, and in December 2006 we entered into an agreement for deed in lieu of foreclosure in which the borrower conveyed to us all of his interest in the property. The property was sold July 27, 2007 for $195,000. We carried back a $175,500 loan for three (3) months at 11.4% per annum. This loan was paid in full in December 2007.

In November 2006, we made a loan for $99,000, which is secured by a first mortgage on a Single-family home located in Slidell, Louisiana. The promissory note for this loan provides for interest equal to the prime rate as published in The Wall Street Journal plus 6.625%, but not less than 14.875%. This loan has been paid in full.

Our Manager, Port Funding, conducts our day-to-day operations pursuant to a management agreement. Port Funding will be responsible for expenses of operations, including rent and salaries. We will be responsible for expenses related to operation as a separate publicly-held corporation, including the legal and accounting expense incurred in connection with the filing of periodic reports with the SEC pursuant to the Exchange Act and expenses associated with qualifying and maintaining REIT status and stockholder matters, including transfer agent fees and expenses.

Comparison of the Three Month Periods Ended March 31, 2008 and March 31, 2007.
--------------------------------------------------------------------------------

Income for the three months ended March 31, 2008 totaled $6,369, a $25,910 or 407% percent decrease over the comparable period in 2007. Income primarily consisted of interest income for the period ended March 31, 2008 and 2007. Expenses for the three months ended March 31, 2008 totaled $13,161, a $13,310 or 101% decrease from the comparable period in 2007.

Liquidity and Capital Resources
-------------------------------

At March 31, 2008, we had current assets of $377,511 and current liabilities of $73,868, resulting in working capital of $303,643.

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

Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At March 31, 2008, we had four mortgage loans receivable from four individuals totaling approximately $448,886. As of March 31, 2008, the $123,000 St. Joseph, Missouri note and the $135,500 South Bend, Indiana note are in default. The weighted average interest rate on mortgagee notes receivable is approximately 10.5% per annum.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2007 and March 31, 2008, the Company had approximately $228,000 and $57,000, respectively, in cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

PART II  Other Information

Item 1. Legal Proceedings


In March 2006, an action was commenced against us in the Elkhardt, Indiana Superior Court to quiet the title of the real estate, which serves as collateral for a mortgage loan made by us to the owner of the property. The suit was commenced by the former owner of the property who alleged that his contract of sale of the real estate to the current owner (and our borrower) was breached. During the year ended December 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500 less allowance for bad debt of $30,000. The title insurance company is defending the lawsuit. During 2007, the Company entered into an arrangement with the other parties, whereby the Company would receive $105,000 in cash, and receive an uncollateralized note receivable for $30,000. Due to the uncertainty of collection and lack of collateral, the Company has provided a $30,000 allowance for bad debt at December 31, 2007.


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


                                Del Mar Income Partners, Ltd.


Date:  May 9, 2008              By: /s/ Stephen D. Replin
                                    ---------------------
                                Name:   Stephen D. Replin
                                Title:  President and Chief Executive Officer


Date:  May 9, 2008              By: /s/ Wanda E. Wages
                                    ------------------
                                Name:   Wanda E. Wages
                                Title:  Secretary and Treasurer