Form 10-Q
period 2008-06-30
DEL MAR INCOME PARTNERS LTD
filed 2008-08-14
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2008

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:


  Large Accelerated Filer |_|            Accelerated Filer |_|
  Non-accelerated Filer |_|              Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):      Yes |_| No |X|

The number of shares of the registrant's Common Stock, no par value, outstanding as of August 13, 2008 was 201,662 shares.

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 & 2007 and for the periods then ended have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.
                                                 1

Balance Sheets - June 30, 2008 (unaudited) and December 31, 2007              2

Statements of Operations - for the three months ended June 30, 2008
  and 2007 (unaudited)                                                        3

Statements of Operations - for the six months ended June 30, 2008
  and 2007 (unaudited)                                                        4

Statements of Cash Flows - for the six months ended June 30, 2008
  and 2007 (unaudited)                                                        5

Notes to Financial Statements (unaudited) - June 30, 2008                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   8

Item 3.  Controls and Procedures                                             12

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 6.  Exhibits                                                            134

SIGNATURES                                                                   13

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                             June 30,   December 31,
                                                               2008         2007
                                                            (Unaudited) (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $ 177,918    $  363,299
   Accrued interest receivable                                   1,811         1,933
   Notes receivable, current, net of deferred
     income of $33,430                                         183,803       182,496
                                                             ---------    ----------

         Total current assets                                  363,532       547,728

   Notes receivable, net of allowance                          193,905       210,526
                                                             ---------    ----------

          Total assets                                       $ 557,437    $  758,254
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $   7,220    $    7,782
   Accrued expenses                                              1,800         6,325
   Accounts payable, related parties                            57,967        57,967
   Declared distribution                                             -       175,446
                                                             ---------    ----------

          Total liabilities (all current)                       66,987       247,520

Shareholders' equity:
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  636,390       661,396
   Accumulated (deficit)                                      (146,142)     (150,864)
                                                             ---------    ----------

          Total shareholders' equity                           490,450       510,734
                                                             ---------    ----------

          Total liabilities and shareholders' equity         $ 557,437    $  758,254
                                                             =========    ==========

    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three     For the three
                                                months ended       months ended
                                                  June 30,           June 30,
                                                    2008               2007
                                                -------------     -------------
Income:
   Interest income                              $       5,934      $      1,341
   Origination fee                                          -               842
   Other income                                             -               800
                                                -------------     -------------

                                                        5,934             2,983
                                                -------------     -------------
Expenses:
   Legal and accounting                                 3,601             7,298
   Settlement                                          (7,500)                -
   Professional fees                                      325               135
   Management fees                                          -             1,242
   Filing fees                                              -             1,133
   Other                                                    9                 9
                                                -------------     -------------

                                                       (3,565)            9,817
                                                -------------     -------------

Income (loss) from continuing operations        $       9,499    $       (6,834)
                                                -------------     -------------
Discontinued Operations:
   Income (loss) from discontinued operations   $           -     $      (1,689)
                                                -------------     -------------

Net income (loss)                               $       9,499    $       (8,523)
                                                =============     =============
Net income (loss) per share:
   Continued operations                                  0.05            (0.03)
   Discontinued operations                               0.00            (0.01)
                                                -------------     -------------
                                                $        0.05    $       (0.04)
                                                =============     =============

Weighted average shares of common
   common stock outstanding                          201,662            201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the six        For the six
                                                months ended       months ended
                                                   June 30,          June 30,
                                                    2008               2007
                                                -------------     -------------
Income:
   Interest income                              $      12,303      $     26,974
   Origination fee                                          -             7,215
   Other income                                             -             1,872
                                                -------------     -------------

                                                       12,303            36,061
                                                -------------     -------------
Expenses:
   Legal and accounting                                 8,613            16,603
   Professional fees                                      650               270
   Management fees                                          -            17,849
   Filing fees                                              -             1,433
   Other                                                  333               132
                                                -------------     -------------

                                                        9,596            36,287
                                                -------------     -------------

Income (loss) from continuing operations        $       2,707    $        (226)
                                                -------------     -------------
Discontinued Operations:
   Income (loss) from discontinued operations   $       2,015     $     (19,991)
                                                -------------     -------------

Net income (loss)                               $       4,722     $     (20,217)
                                                =============     =============
Net income (loss) per share:
   Continued operations                                  0.01              0.00
   Discontinued operations                               0.01             (0.10)
                                                -------------     -------------
                                                $        0.02     $       (0.10)
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                   For the six     For the six
                                                    months ended   months ended
                                                       June 30,       June 30,
                                                        2008           2007
                                                    ------------   ------------
Cash Flows From (Used in):
Operating Activities of Continued Operations:
     Net income (loss)                              $      4,722   $    (20,217)
     Less: Income (loss) from discontinued
           Operations                                      2,015        (19,991)
                                                    ------------   ------------
Net Income (loss) from Continuing operations               2,707          (226)
Adjustments to reconcile net income (loss) from
continuing operations to net cash used in
operating activities of continuing operations:
      Decrease in accrued interest receivable                122          3,223
      Increase in deferred income                             --         26,215
      Decrease in prepaids                                    --          1,154
      Increase (decrease) in accounts payable             (5,087)        17,217
                                                    ------------   ------------
Net Cash provided by (used in) operating activities
 of continuing operations                                 (2,258)        47,583
                                                    ------------   ------------
Cash flow from (Used in):
Investing activities of Continuing Operations:
  (Investment in) repayments of notes receivable, net     15,314        (51,514)
                                                    ------------   ------------
Net cash provided by (used in) investing activities
 of continuing operations                                 15,314        (51,514)
                                                    ------------   ------------
Cash flow from (Used in):
Financing activities of Continuing Operations:
  Return of capital                                     (200,452)            --
                                                    ------------   ------------
Net Cash (used in) financing activities of
 Continuing operations                                  (200,452)            --
                                                    ------------   ------------
Discontinued operations:
  Investing Activities of Discontinued Operations          2,015        (19,991)
                                                    ------------   ------------
Net Cash provided by (used in) discontinued
 Operations                                                2,015        (19,991)

Net (Decrease) in cash and cash equivalents             (185,381)       (23,922)
  Cash at beginning of period                            363,299        103,073
                                                    ------------   ------------
  Cash at end of period                             $    177,918   $     79,151
                                                    ============   ============
  Interest paid                                     $         --   $         --
                                                    ============   ============
  Income taxes paid                                 $         --   $         --
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008
                                   (UNAUDITED)

1.   Unaudited Statements

     The Balance Sheet as of June 30, 2008, the Statements of Operations for the three month and six month periods ended June 30, 2008 and 2007, and the Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at June 30, 2008, and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


2.   Notes Receivable

     As of June 30, 2008, the Company had notes receivable totaling $441,139. A summary of mortgage loans outstanding is as follows:


                                                                                       Principal  Interest   Interest
                                                                                       Amount of  Income     Income
                                Final                                       Carrying   Loan       Included   Excluded
                                Maturity     Periodic            Face       Amount of  Subject    in Net     from Net
                     Interest      Date      Payment    Prior    Amount of   Mortgage  to         Income     Income
Description          Rate                     Terms      Liens    Mortgage             Delinquent for Six    for Six
                                                                                       Principal  Months     months
                                                                                       or         Ended      Ended
                                                                                        Interest   06/30/08   06/30/08


Note collateralized
by a commercial      Prime                   Monthly
loan 1st deed of     plus                    interest               135,500    135,500                     0     14,300
trust                  8.875%     08/01/06   payments       None                          135,500

Note collateralized
by a commercial      Prime                   Monthly
loan 1st deed of     plus         02/01/07   interest       None    135,000    113,269       None      8,174          -
trust                  8.875%                payments

Note collateralized  Prime
by personal          plus
signatures             8.875%     02/01/07                  None      7,745      7,745          -          -          -




Note collateralized                          Monthly
by a  1st deed of                          principal &
trust                                        interest                62,313     61,625                 3,008          -
                       9.75%      09/01/08   payments       None                                -


Note collateralized
by a mortgage loan                           Monthly
1st deed of trust                            interest               123,000    123,000                     0      5,416
                       8.81%      06/01/08   payments       None                          123,000
Total                                                             $ 463,558  $ 441,139  $ 258,500   $ 11,183   $ 19,716
                                                                                        ---------
Less:
Allow for bad debt                                                            (30,000)
Deferred income                                                               (33,430)
                                                                              ========
                                                                             $ 377,708
Current balance                                                              $ 183,803
                                                                             ---------
Net of current                                                               $ 193,905
                                                                             =========

     In addition to the $11,183 interest income received on notes receivable, the Company also received $1,120 interest income from its interest bearing bank accounts, totaling $12,304 interest income for the three months ended June 30, 2008.

     The Company's notes receivable balance of $135,500, 123,000 and $7,745 are currently in default. Management believes that these loans are not impaired due to the collateral received, and therefore, no impairment has been recognized. (See Note 5)

     The Company's notes receivable balance of $61,625 is current and management believes that the collateral is sufficient for the balances receivable.


3.   Origination Fee Income

     Origination fees are being amortized over the life of the loans. As of June 30, 2008, the Company had deferred income totaling $33,340 and recognized $0 in origination fee income during the six months ended June 30, 2008. Also at June 30, 2008, the Company had prepaid management fees of $0 related to origination fees.


4.   Litigation

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

     At June 30, 2008, the Company had no investments in real estate held for sale.

6.   Return of Capital

     During the three months ended June 30, 2008, the Company paid out a pro rata return of capital totaling $25,006 to its shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made nine sets of mortgage loans through June 30, 2008. Our first set of loans was made in May 2004. Each of these loans was secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers.

In July 2006, two of the St. Joseph, Missouri properties were sold. In the case of one of the sales, we carried back the loan. The promissory note provides for interest at 9.875% for two years with a balloon payment of all principal and accrued interest due on September 1, 2008. This loan is current. The original principal balance of the loan was $62,313 and as of June 30, 2008 the principal balance due is $61,625.

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

In November 2006, we made a loan for $99,000, which was secured by a first mortgage on a Single-family home located in Slidell, Louisiana. The promissory note for this loan provided for interest equal to the prime rate as published in The Wall Street Journal plus 6.625%, but not less than 14.875%. This loan has been paid in full.

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

Comparison of the Three Month Periods Ended June 30, 2008 and June 30, 2007.
--------------------------------------------------------------------------------

Income for the three months ended June 30, 2008 totaled $5,934, a $2,951 or 99% percent increase over the comparable period in 2007. Income primarily consisted of interest income for the period ended June 30, 2008 and 2007. Expenses for the three months ended June 30, 2008 totaled ($3,565), a $13,382 decrease from the comparable period in 2007.

Comparison of the Six Month Periods Ended June 30, 2008 and June 30, 2007.
--------------------------------------------------------------------------------

Income for the six months ended June 30, 2008 totaled $12,303, a $23,758 or 66% percent decrease over the comparable period in 2007. Income primarily consisted of interest income for the periods ended June 30, 2008 and 2007. Expenses for the six months ended June 30, 2008 totaled $9,596, a $26,691 or 74% decrease from the comparable period in 2007.


Liquidity and Capital Resources
-------------------------------

At June 30, 2008, we had current assets of $363,532 and current liabilities of $66,987, resulting in working capital of $296,545.

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

Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At June 30, 2008, we had four mortgage loans receivable from four individuals totaling approximately $441,139. As of June 30, 2008, the $123,000 St. Joseph, Missouri note and the $135,500 South Bend, Indiana note are in default. The weighted average interest rate on mortgagee notes receivable is approximately 10.5% per annum.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2007 and June 30, 2008, the Company had approximately $228,000 and $52,826, respectively, in cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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


                                Del Mar Income Partners, Ltd.


Date:  Aug 13, 2008              By: /s/ Stephen D. Replin
                                    ---------------------
                                Name:   Stephen D. Replin
                                Title:  President and Chief Executive Officer


Date:  Aug 13, 2008              By: /s/ Wanda E. Wages
                                    ------------------
                                Name:   Wanda E. Wages
                                Title:  Secretary and Treasurer