Form 10-Q
period 2008-09-30
DEL MAR INCOME PARTNERS LTD
filed 2008-11-10
CIK 1272415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended: September 30, 2008

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

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

  Large Accelerated Filer |_|            Accelerated Filer |_|
  Non-accelerated Filer |_|              Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):      Yes || No |X|

The number of shares of the registrant's Common Stock, no par value, outstanding as of November _____, 2008 was 201,662 shares.

                          DEL MAR INCOME PARTNERS, LTD.

                                      INDEX


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 & 2007 and for the periods then ended have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Balance Sheets - September 30, 2008 (unaudited) and December 31, 2007          2

Statements of Operations - for the three months ended September 30, 2008
  and 2007 (unaudited)                                                         3

Statements of Operations - for the nine months ended September 30, 2008
  and 2007 (unaudited)                                                         4

Statements of Cash Flows - for the nine months ended September 30, 2008
  and 2007 (unaudited)                                                         6

Notes to Financial Statements (unaudited) - September 30, 2008                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                    8

Item 3.  Controls and Procedures                                              13

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 6.  Exhibits                                                             14

SIGNATURES                                                                    15

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEL MAR INCOME PARTNERS, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                             Sept 30,    December 31,
                                                               2008         2007
                                                            (Unaudited)  (See Note 1)
                                                             ---------    ----------
Current assets:
   Cash and cash equivalents                                 $ 181,311    $  363,299
   Accrued interest receivable                                     500         1,933
   Notes receivable, current                                    61,524       182,496
                                                             ---------    ----------

         Total current assets                                  243,335       547,728

Notes receivable, net of allowance of $30,000
   And deferred income of $33,430                              312,413       210,526
                                                             ---------    ----------

          Total assets                                       $ 555,748    $  758,254
                                                             =========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities


   Accounts payable                                          $   4,010    $    7,782
   Accrued expenses                                              2,325         6,325
   Accounts payable, related parties                            57,967        57,967
   Declared distribution                                             -       175,446
                                                             ---------    ----------

          Total liabilities (all current)                       64,302       247,520

Shareholders' equity:
   Common stock, $0.001 par value; authorized 25,000,000
    shares; 201,662 shares issued and outstanding                  202           202
   Additional paid-in capital                                  636,390       661,396
   Accumulated (deficit)                                      (145,146)     (150,864)
                                                             ---------    ----------

          Total shareholders' equity                           491,446       510,734
                                                             ---------    ----------

          Total liabilities and shareholders' equity         $ 555,748    $  758,254
                                                             =========    ==========

    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three     For the three
                                                months ended       months ended
                                                  Sept 30,           Sept 30,
                                                    2008               2007
                                                -------------     -------------
Income:
   Interest income                              $       4,388      $     22,330
   Origination fee                                          -            10,000
                                                -------------     -------------

                                                        4,388            32,330
                                                -------------     -------------
Expenses:
   Legal and accounting                                 3,109             3,485
   Professional fees                                      275               305
   Management fees                                          -            10,668
   Other                                                    9               329
                                                -------------     -------------

                                                        3,393            14,787
                                                -------------     -------------

Income from continuing operations                         995            17,543
                                                -------------     -------------
Discontinued Operations:
   (Loss) from discontinued operations                      -            (3,740)
                                                -------------     -------------

Net income                                      $         995     $      13,803
                                                =============     =============
Net income (loss) per share:
   Continued operations                                  0.01             0.09
   Discontinued operations                               0.00            (0.02)
                                                -------------     -------------
                                                $        0.01    $        0.07
                                                =============     =============

Weighted average shares of common
   common stock outstanding                           201,662           201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the nine       For the nine
                                                months ended       months ended
                                                   Sept 30,          Sept 30,
                                                    2008               2007
                                                -------------     -------------
Income:
   Interest income                              $      16,692      $     49,576
   Origination fee                                          -            17,215
                                                -------------     -------------

                                                       16,692            66,791
                                                -------------     -------------
Expenses:
   Legal and accounting                                11,722            20,088
   Professional fees                                      925               575
   Management fees                                          -            28,517
   Other                                                  342             1,809
                                                -------------     -------------

                                                       12,989            50,989
                                                -------------     -------------

Income from continuing operations                       3,703            15,802
                                                -------------     -------------
Discontinued Operations:
   Income (loss) from discontinued operations           2,015           (22,216)
                                                -------------     -------------

Net income (loss)                               $       5,718     $      (6,414)
                                                =============     =============
Net income (loss) per share:
   Continued operations                                  0.02              0.08
   Discontinued operations                               0.01             (0.11)
                                                -------------     -------------
                                                $        0.03     $       (0.03)
                                                =============     =============

Weighted average shares of common
   common stock outstanding                     $     201,662     $     201,662
                                                =============     =============



    The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unadited)

                                                    For the nine   For the nine
                                                    months ended   months ended
                                                       Sept 30,       Sept 30,
                                                         2008           2007
                                                    ------------   ------------
Cash Flows From (Used in):
Operating Activities of Continued Operations:
     Net income (loss)                              $      5,718   $     (6,414)
     Less: Income (loss) from discontinued
           Operations                                      2,015        (22,216)
                                                    ------------   ------------
Net Income (loss) from Continuing operations               3,703         15,802
Adjustments to reconcile net income (loss) from
continuing operations to net cash used in
operating activities of continuing operations:
      Decrease in accrued interest receivable              1,433            834
      (Decrease) in deferred income                           --         (2,215)
      (Increase) in prepaids                                  --         (3,846)
      Increase (decrease) in accounts payable             (7,772)        26,961
                                                    ------------   ------------
Net Cash provided by (used in) operating activities
 of continuing operations                                 (2,636)        37,536
                                                    ------------   ------------
Cash flow from (Used in):
Investing activities of Continuing Operations:
  (Investment in) repayments of notes receivable, net     19,085        (39,045)
                                                    ------------   ------------
Net cash provided by (used in) investing activities
 of continuing operations                                 19,085        (39,045)
                                                    ------------   ------------
Cash flow from (Used in):
Financing activities of Continuing Operations:
  Return of capital                                     (200,452)            --
                                                    ------------   ------------
Net Cash (used in) financing activities of
 Continuing operations                                  (200,452)            --
                                                    ------------   ------------
Discontinued operations:
  Investing Activities of Discontinued Operations          2,015        (19,989)
                                                    ------------   ------------
Net Cash provided by (used in) discontinued
 Operations                                                2,015        (19,989)

Net (Decrease) in cash and cash equivalents             (181,988)       (21,498)
  Cash at beginning of period                            363,299        103,073
                                                    ------------   ------------
  Cash at end of period                             $    181,311   $     81,575
                                                    ============   ============
  Interest paid                                     $         --   $         --
                                                    ============   ============
  Income taxes paid                                 $         --   $         --
                                                    ============   ============
Supplemental Non-cash Transactions
   Exchange of real estate for note receivable      $         --   $    195,496
                                                    ============   ============
   Exchange of origination fees for note receivable $         --   $     21,520
                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

                          DEL MAR INCOME PARTNERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2008
                                   (UNAUDITED)

1.   Unaudited Statements

     The Balance Sheet as of September 30, 2008 and, the Statements of Operations and the Statements of Cash Flows for the three month and nine month periods ended September 30, 2008 and 2007, have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in financial position at September 30, 2008, and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company's registration statement on Form S-11, filed with the Securities and Exchange Commission.

2.   Notes Receivable

     As of September 30, 2008, the Company had notes receivable totaling $407,367. A summary of mortgage loans outstanding is as follows:

                                                                                          Principal   Interest   Interest
                                                                                          Amount of   Income     Income
                                  Final                                       Carrying       Loan     Included   Excluded
                                  Maturity   Periodic              Face       Amount of   Subject to  in Net     from Net
                       Interest   Date       Payment    Prior      Amount of   Mortgage   Delinquent  Income     Income
Description            Rate                  Terms      Liens      Mortgage               Principal   for Nine   for Nine
                                                                                          or Interest Months     months
                                                                                                      Ended      Ended
                                                                                                      09/30/08   09/30/08
--------------------------------------------------------------------------------------------------------------------------
Note collateralized    Prime                 Monthly
by a commercial loan   plus                  interest
1st deed of trust      8.875%     08/01/06   payments        None    135,500    105,500      135,500        --     21,450
--------------------------------------------------------------------------------------------------------------------------
Note collateralized    Prime                 Monthly
by a commercial loan   plus                  interest
1st deed of trust      8.875%     02/01/07   payments        None    135,000    108,070         None     10,624        --
--------------------------------------------------------------------------------------------------------------------------
Note collateralized
by personal signatures Prime
                       plus
                       8.875%     02/01/07                   None      7,745      7,745           --         --        --
--------------------------------------------------------------------------------------------------------------------------
Note collateralized                          Monthly
by a  1st deed of                            principal
trust                                        &               None     62,313     61,524           --      4,511        --
                       9.75%      09/01/08   interest
                                             payments
--------------------------------------------------------------------------------------------------------------------------
Note collateralized
by a mortgage loan                           Monthly
1st deed of trust                            interest
                       8.81%      06/01/08   payments        None    123,000    124,528      123,000         --      8,124
--------------------------------------------------------------------------------------------------------------------------
Total                                                                $463,558   $407,367     $258,500    $15,135    $29,574
                                                                                             --------
Less deferred income                                                            (33,430)
                                                                                -------
                                                                                 373,937
Current                                                                         (61,524)
                                                                                -------
Net of current                                                                  $312,413
                                                                                ========

In addition to the $15,135 interest income received on notes receivable, the Company also received $1,557 interest income from its interest bearing bank accounts, totaling $16,692 interest income for the nine months ended September 30, 2008.

The Company's note receivable balance of $105,500, 108,070, 124,528 and $7,745 are currently in default. Management believes that these balances are not impaired due to the collateral received, and therefore, no further impairment has been recognized. (See Note 5)

The Company's note receivable balance of $61,624 is current and management believes that the collateral is sufficient for the balances receivable.


3.   Origination Fee Income

     Origination fees are being amortized over the life of the loans. As of September 30, 2008, the Company had deferred income totaling $33,340 and recognized $0 in origination fee income during the nine months ended September 30, 2008. Also at September 30, 2008, the Company had prepaid management fees of $0 related to origination fees.


4.   Litigation

     During the year ended December, 2006, the Company was named as defendant in a lawsuit relating to its note receivable in the current amount of $135,500 less allowance for bad debt of $30,000. The title insurance company is defending the lawsuit. During 2007, the Company entered into an arrangement with the other parties, whereby the Company would receive $105,000 in cash, and receive an uncollateralized note receivable for $30,000. Due to the uncertainty of collection and lack of collateral, the Company provided a $30,000 allowance for bad debt at December 31, 2007.


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

     At September 30, 2008, the Company had no investments in real estate held for sale

6.   Return of Capital

     During the nine months ended September 30, 2008, the Company paid out a pro rata return of capital totaling $25,006 to its shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were organized in November 2003. We made nine sets of mortgage loans through September 30, 2008. Our first set of loans was made in May 2004. Each of these loans was secured by a first mortgage on a single-family residence located in St. Joseph, Missouri. The terms of the loans were set forth in four promissory notes, each of which provides for a maturity date in November 2004 (six months after the loans were made). The borrowers attempted to refinance the loan and to sell the properties, but were unsuccessful in those efforts. Both of the borrowers filed for bankruptcy, which delayed our collection efforts. In December 2005 we were granted the right to proceed with foreclosure by the bankruptcy court, and in January 2006 the borrowers conveyed the properties to us in lieu of foreclosure. We agreed not to make further claims against the borrowers.

In July 2006, two of the St. Joseph, Missouri properties were sold. In the case of one of the sales, we carried back the loan. The promissory note provides for interest at 9.875% for two years with a balloon payment of all principal and accrued interest was due on September 1, 2008. This loan is current and the borrower is in the process of refinancing the loan. The original principal balance of the loan was $62,313 and as of September 30, 2008 the principal balance due is $61,524.

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

We made two loans in August 2005. Each of the two loans is in the principal amount of $135,000, and provides for interest at prime plus 8.875%, but not less than 14%. The loan that is secured by property in Elkhart, Indiana provides for monthly payments of interest and $1,500 of principal and is due August 1, 2006. This loan is currently in default and the property is the subject of litigation. We plan to commence foreclosure proceedings. The loan that is secured by property in Asheboro, North Carolina provides for monthly payments of interest only with a balloon payment of all principal and accrued interest due on September 1, 2006. We extended the maturity date to February 1, 2007, but the borrower failed to pay at maturity. The loan was in default and we pursued foreclosure proceedings. The borrower filed bankruptcy (reorganization). In the reorganization plan, the Borrower agreed then to monthly payments to move toward total repayment of the loan. The Trustee was making monthly payments to us of at least $3,900. During the three months ended September 30, 2008, the loan became in default, the bankruptcy was dismissed and foreclosure proceedings have begun.

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

Comparison of the Three Month Periods Ended September 30, 2008 and September 30, 2007.
--------------------------------------------------------------------------------

Income for the three months ended September 30, 2008 totaled $4,388, a $27,942 or 86% percent decrease over the comparable period in 2007. Income primarily consisted of interest income for the period ended September 30, 2008 and 2007. Expenses for the three months ended September 30, 2008 totaled $3,393, a $11,394 or 77% decrease from the comparable period in 2007.



Comparison of the Nine Month Periods Ended September 30, 2008 and September 30, 2007.
--------------------------------------------------------------------------------

Income for the nine months ended September 30, 2008 totaled $16,692, a $50,099 or 75% percent decrease over the comparable period in 2007. Income primarily consisted of interest income for the period ended September 30, 2008 and 2007. Expenses for the nine months ended September 30, 2008 totaled $12,989, a $38,000 or 74% decrease from the comparable period in 2007.

Liquidity and Capital Resources
-------------------------------

At September 30, 2008, we had current assets of $243,335 and current liabilities of $64,302, resulting in working capital of $179,033.

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

Our material concentration of credit risk consists principally of investments in mortgage loans. Our investments in mortgage loans are collateralized principally by first deeds of trust on real estate. At September 30, 2008, we had four mortgage loans receivable from four individuals totaling approximately $437,367. As of September 30, 2008, the $123,000 St. Joseph, Missouri note, the $135,000 Asheboro, North Carolina and the $135,500 South Bend, Indiana note are in default. The weighted average interest rate on mortgagee notes receivable is approximately 10.5% per annum.

Other financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2007 and September 30, 2008, the Company had approximately $228,000 and $50,275, respectively, in cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

(b) Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

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


                                   Del Mar Income Partners, Ltd.


Date:  November 10, 2008           By: /s/ Stephen D. Replin
                                       ---------------------
                                   Name:   Stephen D. Replin
                                   Title:  President and Chief Executive Officer


Date:  November 10, 2008           By: /s/ Wanda E. Wages
                                       ------------------
                                   Name:   Wanda E. Wages
                                   Title:  Secretary and Treasurer